Form 10-Q
period 2023-03-31
Cadrenal Therapeutics, Inc.
filed 2023-05-10
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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
(The Nasdaq Capital Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 9, 2023, there were 11,722,754 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION	1
		1
Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2023 and December 31, 2022	1
	Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2023 and for the period from January 25, 2022 (inception) through March 31, 2022	2
	Statements of Changes in Stockholders’ Deficit for the Three Months ended March 31, 2023 and for the period from January 25, 2022 (inception) through March 31, 2022	3
	Statements of Cash Flows for the Three Months ended March 31, 2023 and for the period from January 25, 2022 (inception) through March 31, 2022	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION	24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
		26
SIGNATURES		27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$4,028,367	$32,586
Prepaid expenses	410,903	22,715
Deferred offering costs	-	672,295
Total current assets	4,439,270	727,596
Property, plant and equipment	823	1,013
Right of use assets	38,180	43,578
Other assets	3,791	5,987
Total assets	$4,482,064	$778,174
Liabilities:
Current liabilities:
Accounts payable	$119,567	$404,897
Accrued liabilities	258,906	863,564
Operating lease liability	23,162	22,288
Promissory note payable, net of debt discount	-	43,728
Total current liabilities	401,635	1,334,477
Convertible note payable, net of debt discount - related parties	-	442,960
Convertible note payable, net of debt discount	-	110,380
Derivative liabilities	-	4,379,944
Accrued interest	-	40,213
Operating lease liability, noncurrent	15,167	21,350
Total liabilities	416,802	6,329,324
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 11,722,754 shares issued and outstanding as of March 31, 2023; 8,193,875 shares issued and outstanding as of December 31, 2022	11,722	8,194
Additional paid-in capital	15,941,443	1,154,985
Accumulated deficit	(11,887,903)	(6,714,329)
Total stockholders’ equity (deficit)	4,065,262	(5,551,150)
Total liabilities and stockholders’ equity (deficit)	$4,482,064	$778,174

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31, 2023	January 25, 2022 (inception) through March 31, 2022
Operating expenses:
General and administrative expenses	$964,732	$152,661
Research and development expenses	3,235,317	17,860
Depreciation expense	190	-
Total operating expenses	4,200,239	170,521
Loss from operations	(4,200,239)	(170,521)
Other expense:
Interest expense	3,534	2,081
Interest expense, amortization of debt discount	13,567	2,508
Change in fair value of derivative liabilities	216,095	1,538
Loss on extinguishment of debt	740,139	-
Total other expenses	973,335	6,127
Net loss and comprehensive loss	$(5,173,574)	$(176,648)

Net loss per common share, basic and diluted	$(0.48)	$(0.02)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	10,772,493	7,500,000

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	8,193,875	$8,194	$1,154,985	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	1,400,000	1,400	5,407,175	-	5,408,575
Issuance of common shares to settle convertible debt	1,140,700	1,140	1,139,560	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares from exercise of warrants	250,000	250	249,750	-	250,000
Issuance of common shares to settle asset purchase obligation	600,000	600	2,999,400	-	3,000,000
Issuance of restricted common shares for prepaid consulting services	77,340	77	108,199	-	108,276
Equity-based compensation - options, restricted stock and RSUs	60,839	61	286,335	-	286,396
Net loss	-	-	-	(5,173,574)	(5,173,574)
Balance, March 31, 2023	11,722,754	$11,722	$15,941,443	$(11,887,903)	$4,065,262

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 25, 2022	-	$-	$-	$-	$-
Issuance of founder shares	7,500,000	7,500	-	-	7,500
Net loss	-	-	-	(176,648)	(176,648)
Balance, March 31, 2022	7,500,000	$7,500	$-	$(176,648)	$(169,148)

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2023	January 25, 2022 (inception) through March 31, 2022
Cash flows from operating activities:
Net loss	$(5,173,574)	$(176,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	190	-
Equity-based compensation	286,396	-
Amortization of debt discount	13,567	2,508
Change in fair value of derivative liabilities	216,095	1,538
Loss on extinguishment of debt	740,139	-
Non-cash lease expense	89	-
Issuance of shares to settle asset purchase agreement	3,000,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(279,912)	(2,206)
Deferred offering costs	672,295	-
Other assets	2,196	(1,097)
Accounts payable	(285,330)	15,123
Accrued liabilities	(604,945)	117,083
Net cash used in operating activities	(1,412,794)	(43,699)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance costs	-	498,540
Proceeds from issuance of founder shares	-	7,500
Proceeds from exercise of warrants	250,000	-
Repayment of promissory notes	(250,000)	-
Proceeds from sale of common stock in initial public offering, net of offering costs	5,408,575	-
Net cash provided by financing activities	5,408,575	506,040
Net change in cash	3,995,781	462,341
Cash – beginning of the period	32,586	-
Cash – end of the period	$4,028,367	$462,341

Supplemental disclosure of non-cash financing activity:
Issuance of common shares to settle convertible debt	$1,140,700	$-
De-recognition of derivative liabilities	$4,596,039	$-
Issuance of common shares for prepaid consulting services	$108,276	$-

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 (inception) in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal is focused on developing a novel therapy with orphan drug and fast-track designations, tecarfarin, for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with end-stage renal disease and atrial fibrillation (irregular heartbeat) or AFib. Tecarfarin is an anticoagulant designed using a drug design process which targets a different pathway than most commonly prescribed drugs for the treatment of thrombosis and AFib.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the fair presentation of the Company’s financial statements for the periods presented. The Company’s date of inception was January 25, 2022 and the fiscal year-end is December 31.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred operating losses, and negative cash flows from operations. For the three months ended March 31, 2023, the Company had a net loss of $5,173,574, which included $4,256,475 of non-cash expenses. Cash used in operations for the three months ended March 31, 2023 totaled $1,412,794. As of March 31, 2022, the Company had cash of $4,028,367, working capital of $4,037,635, and an accumulated deficit of $11,887,903.

The Company is projecting that its existing cash balance as of May 9, 2023 is sufficient to fund its operations for at least the next twelve months from the date of the filing of its Quarterly Report on Form 10-Q, however, the Company will require additional funding to commence and complete its planned Phase 3 clinical trial and submit its NDA.

Management intends to raise additional funds through partnering and equity and debt financings. However, there can be no assurance that the Company will be able to complete partnering transactions or financings on terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

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

Concentration of Credit and other Risks and Uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash. Cash is maintained at high credit quality financial institutions and, at times, balances may exceed federally insured limits. All interest-bearing and non-interest-bearing cash balances are insured up to $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The Company is subject to a number of risks common for early-stage biopharmaceutical companies including, but not limited to, dependency on the clinical and commercial success of its product candidate, ability to obtain regulatory approval of its product candidate, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 or December 31, 2022.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. The Company accounts for certain redemption features that are associated with convertible notes as liabilities at fair value and adjusts the instruments to their fair value at the end of each reporting period. Derivative financial liabilities are initially recorded at fair value, with gains and losses arising from changes in the fair value recognized in other income (expense) in the accompanying statements of operations and comprehensive loss for each reporting period while such instruments are outstanding. The embedded derivative liabilities are valued using a probability-weighted expected return model. If the Company repays the noteholders or if, during the next round of financing, the noteholders convert the debt into equity, the derivative financial liabilities will be de-recognized and reclassified to stockholders’ equity (deficit) on that date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Concurrent with the closing of the initial public offering in January 2023, the note holders converted the debt into common stock, accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity (deficit) on January 24, 2023.

 Stock-Based Compensation

The Company measures its stock-based awards granted to employees, consultants, and directors based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards. Stock-based compensation is recognized using the straight-line method. As the stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. The Company accounts for forfeitures as they occur.

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other third-party costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. The Company completed its initial public offering on January 24, 2023, and the offering costs were recorded against the proceeds of the offering. As of March 31, 2022, there were no deferred offering costs.

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

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development (“IPR&D”) asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) the Company must reasonably expect that it will use the asset acquired in an alternative manner and anticipate economic benefit from that alternative use, and (b) the Company’s use of the asset acquired is not contingent on the further development of the asset subsequent to the acquisition date (that is, the asset can be used in an alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed to research and development. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events or circumstances from non-owner sources. Net loss and comprehensive loss were the same for the periods presented in the accompanying financial statements.

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

Patents

Patent costs are comprised primarily of external legal fees, filing fees incurred to file patent applications, and periodic renewal fees to keep the patent in force and are expensed as incurred as a component of general and administrative expenses.

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

The Company classified its embedded derivative liability as a Level 3 financial instrument and measured and reported its embedded derivatives at fair value. Concurrent with the closing of the initial public offering in January 2023, the note holders converted the debt into common stock, accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity (deficit) on January 24, 2023.

Financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total Financial Liabilities	$-	$-	$-	$-

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Liabilities:
Derivative liabilities	$-	$-	$4,379,944	$4,379,944
Total Financial Liabilities	$-	$-	$4,379,944	$4,379,944

Derivative liabilities
Balance at January 25, 2022	$-
Fair value of financial instruments at issuance	474,348
Change in fair value	3,905,596
Balance at December 31, 2022	$4,379,944

Derivative liabilities
Balance at December 31, 2022	$4,379,944
Change in fair value	216,095
Settlement of derivative liability	(4,596,039)
Balance at March 31, 2023	$-

The carrying amounts of cash, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022

Accrued consulting fees	$49,560	$165,192
Accrued compensation	170,283	605,290
Other	39,063	93,082
Total accrued liabilities	$258,906	$863,564

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

The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified in-process research and development asset, the tecarfarin asset, thus satisfying the requirements of the screen test in accordance with the criteria under ASC 805-10-55-5C. The assets acquired in the transaction were measured based on the fair value of the consideration paid including the direct transaction costs of $20,095, as the fair value of the consideration paid was more readily determinable than the fair value of the assets acquired. The following table summarizes the initial purchase price of the assets acquired:

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

As of December 31, 2022, none of the contingent events have occurred. On January 19, 2023, the Company issued 600,000 shares of common stock to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement, dated August 18, 2022, between the Company and HESP LLC. The Company recognized the stock payment of $3.0 million as research and development expense on January 19, 2023.

Note 6. Debt

Debt outstanding is presented on the balance sheet as follows:

	March 31, 2023	December 31, 2022
Convertible notes payable - related parties	$-	$550,000
Debt issuance costs	-	(107,040)
	-	442,960

Convertible note payable	-	575,000
Debt issuance costs	-	(464,620)
	-	110,380

Promissory note payable	-	26,404
Debt issuance costs	-	250,000
	-	276,404

Total debt, net	$-	$829,744

March 2022 Convertible Note

In March 2022, the Company entered into a convertible promissory note agreement (the “March 2022 Note”) and received cash proceeds of $500,000. The March 2022 Note bore interest at a rate equal to simple interest of 5.0% per annum computed on the basis of the 360-day year of twelve (12) 30-day months. The March 2022 Note was due and payable on March 1, 2025, unless earlier converted or repaid.

Pursuant to the March 2022 Note, the principal and accrued but unpaid interest was to be automatically converted into equity securities sold in the Next Equity Financing of the Company comprising a single transaction or a series of related transactions in which total proceeds of at least $3.0 million is raised. The principal and unpaid and accrued interest of the March 2022 Note at the date of conversion was to be converted into shares at a conversion price equal to 80% of the price per share paid by investors purchasing such shares in the Next Equity Financing. If the Company consummated a Change of Control (as defined in the March 2022 Note) prior to repayment in full of the March 2022 Note, immediately prior to the Change of Control, the outstanding principal and any unpaid and accrued interest would be automatically converted into common equity of the Company (or directly into proceeds paid to the holders of common equity in connection with the Change of Control) at a price per share that is 80% of the price per share of common equity paid at the Change of Control.

The Company evaluated whether the March 2022 Note contained embedded features that met the definition of derivatives under FASB ASC 815, Derivatives and Hedging. The Company determined that these redemption features contained rights and obligations for conversion contingent upon a potential future financing event or a change in control. Thus, the embedded put options were bifurcated from the face value of the March 2022 Note and accounted for as a derivative liability to be remeasured at the end of each reporting period with the change in the fair value included in other expense, in the accompanying statement of operations and comprehensive loss. The fair value of the put option derivative liability at issuance was $104,883, with the offsetting amount being recorded as a debt discount. Debt issuance costs totaled $1,460. The debt discount and debt issuance costs were being amortized to interest expense using the effective interest method over the expected term of the March 2022 Note. The effective interest rate of the March 2022 Note was 12.1% compared to a stated interest rate of 5.0%.

June 2022 Convertible Note

In June 2022, the Company entered into a convertible promissory note agreement (the “June 2022 Note”) and received cash proceeds of $50,000. The June 2022 Note bore interest at a rate equal to simple interest of 6.0% per annum computed on the basis of the 360-day year of twelve (12) 30-day months. The June 2022 Note was due and payable on June 13, 2025, unless earlier converted or repaid.

Pursuant to the June 2022 Note, the principal and accrued but unpaid interest was to be automatically converted into equity securities sold in the Next Equity Financing of the Company comprising a single transaction or a series of related transactions in which total proceeds of at least $3.0 million is raised. The principal and unpaid and accrued interest of the June 2022 Note at the date of conversion was to be converted into shares at a conversion price equal to 60% of the price per share paid by investors purchasing such shares in the Next Equity Financing. If the Company consummated a Change of Control (as defined in the June 2022 Note) prior to repayment in full of the June 2022 Note, immediately prior to the Change of Control, the outstanding principal and any unpaid and accrued interest would automatically convert into common equity of the Company (or directly into proceeds paid to the holders of common equity in connection with the Change of Control) at a price per share that is 60% of the price per share of common equity paid at the Change of Control.

The Company evaluated whether the June 2022 Note contained embedded features that meet the definition of derivatives under FASB ASC 815, Derivatives and Hedging. The Company determined that these redemption features contained rights and obligations for conversion contingent upon a potential future financing event or a change in control. Thus, the embedded put options were bifurcated from the face value of the June 2022 Note and accounted for as a derivative liability to be remeasured at the end of each reporting period with the change in the fair value included in other expenses, in the accompanying statement of operations and comprehensive loss. The fair value of the put option derivative liability at issuance was $29,532, with the offsetting amount being recorded as a debt discount. The debt discount was amortized to interest expense using the effective interest method over the expected term of the June 2022 Note. The effective interest rate of the June 2022 Note was 25.7% compared to a stated interest rate of 6.0%.

Boustead Private Placement Notes

In July 2022, the Company issued convertible promissory notes in the aggregate amount of $450,000 (the “July 2022 Notes”), in August 2022, the Company issued a convertible promissory note in the amount of $50,000 (the “August 2022 Note”) and in September 2022, the Company issued convertible promissory notes in the aggregate amount of $75,000 (the “September 2022 Notes” and together with the July 2022 Note and the August 2022 Note, the “Private Placement Notes”). The July 2022 Notes, the August 2022 Note and the September 2022 Note bore interest at 6% and mature on September 13, 2025 (“Maturity Date”).

The principal amount due under the July 2022 Notes, the August 2022 Note and the September 2022 Notes (and, at the Company’s option, any accrued but unpaid interest under the July 2022 Notes, the August 2022 Note and the September 2022 Notes) was to be automatically converted, on or before the Maturity Date, into Next Equity Securities in the Next Equity Financing. The July 2022 Notes, the August 2022 Note and September 2022 Notes were convertible into shares of common stock at a conversion price equal to the quotient obtained by dividing (i) the entire principal amount of the July 2022 Notes, the August 2022 Note and the September 2022 Notes, plus (if applicable) any accrued but unpaid interest under the July 2022 Notes, the August 2022 Note and the September 2022 Notes by (ii) sixty percent (60%) of the price per share of the Next Equity Securities sold in the Next Equity Financing. In the event of a Change of Control (as defined in the Private Placement Notes) which occurred prior to repayment in full of the July 2022 Notes, the August 2022 Note or the September 2022 Notes, immediately prior to the Change of Control, the outstanding principal and any accrued but unpaid interest on the July 2022 Notes, the August 2022 Note and the September 2022 Notes was to convert directly into our common equity (or directly into proceeds paid to the holders of our common equity in connection with the Change of Control) at a price per share that is 60% of the price per share of common equity paid at the Change of Control. Boustead Securities, LLC acted as the placement agent for the private placement and received as part of its compensation and five-year warrants to purchase shares of the Company’s common stock at a price equal to the conversion price of the Private Placement Notes in an amount equal to 6% of the shares of common stock underlying the Private Placement Notes. The Company has determined that the warrants issued to the placement agent receive equity treatment. The warrants were recorded at fair value at issuance and recorded as debt issuance costs associated with the Boustead Private Placement Notes.

The Company has determined the redemption features in the Private Placement Notes contained rights and obligations for conversion contingent upon a potential future financing event or a change in control, and that such features were required to be bifurcated from the host debt instrument and accounted for as a derivative liability to be remeasured at the end of each reporting period.

The Company evaluated whether the July, August, and September 2022 Notes contained embedded features that meet the definition of derivatives under FASB ASC 815, Derivatives and Hedging. The Company determined that these redemption features contained rights and obligations for conversion contingent upon a potential future financing event or a change in control. Thus, the embedded put options were bifurcated from the face value of the July, August and September Notes and accounted for as derivative liabilities to be remeasured at the end of each reporting period with the change in the fair value included in other expenses, in the accompanying statements of operations and comprehensive loss. The fair value of the put option derivative liabilities at issuance was $339,934, with the offsetting amount being recorded as a debt discount. The debt discount was being amortized to interest expense using the effective interest method over the expected term of the July, August and September 2022 Notes. The effective interest rates of the July, August and September 2022 Notes were 36.3%, 26.1%, and 28.8%, respectively, compared to a stated interest rate of 6.0%.

Non-Convertible Promissory Note

On November 30, 2022, the Company closed a $250,000 note offering (the “November Private Placement”) pursuant to which the Company sold to two accredited investors units consisting of (i) notes in the aggregate principal amount of $250,000, which bore interest at the rate of 10%, repayable at the earlier of the time of the completion of the IPO or November 30, 2023 (the “November Notes”) and (ii) warrants to purchase up to an aggregate of 250,000 shares of common stock exercisable at $1.00 per common share, which were exercisable at any time and were automatically exercised into shares of the Company’s common stock upon the consummation of the IPO (the “November Warrants”). At the time the November Notes and November Warrants were sold, it was intended that the principal amount of the November Notes would be repaid upon the consummation of the IPO out of the proceeds of the November Warrants exercise.

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

January 2023 Settlement of Debt

On January 24, 2023, concurrent with the consummation of the IPO, the Company issued 1,140,700 shares of common stock upon conversion of the convertible promissory notes. All convertible notes and related accrued interest were settled in full on January 24, 2023.

On January 24, 2023, the Company issued 250,000 shares of common stock upon the exercise of the November Warrants. The $250,000 of proceeds of the warrant exercise were used to concurrently pay off the $250,000 November Notes. All of the November Notes were settled in full on January 24, 2023.

Upon pay-off and settlement of the convertible promissory notes and November Notes, the Company had $740,139 of unamortized debt discount costs remaining on the balance sheet. During the three months ended March 31, 2023, the Company recorded a $740,139 loss on the extinguishment of debt for the unamortized debt issuance costs.

Note 7. Related Party Transactions

On January 25, 2022, the Company into an agreement with Phamace, LLC, a consulting firm of which Quang Pham, the Company’s Chief Executive Officer, is the sole member, for an initial term of January 25, 2022 through February 28, 2022. Pursuant to the agreement, the Company shall pay the sum of $115,000 to Phamace, LLC for advisory and administrative services rendered relating to preparing the Company to launch as an operating company, which was due and payable on September 30, 2022. The Company settled this obligation in January 2023.

On January 25, 2022, the Company issued 7,500,000 shares of common stock, pursuant to a subscription agreement, to Quang Pham, the Company’s Chief Executive Officer, of which 3,000,000 were subsequently transferred to a related trust, of which Mr. Pham’s child is a beneficiary and Mr. Pham is the trustee with sole voting and disposition power with respect to the shares owned by the trust, 1,100,000 were subsequently transferred to friends, family and a trust of which Mr. Pham’s child is a beneficiary, but of which Mr. Pham has no voting or disposition power, and 125,000 were transferred to non-profit organizations. Mr. Pham paid a total of $7,500 for such founders shares.

On March 1, 2022, the Company issued a convertible promissory note in the amount of $500,000 to John Murphy, a member of the Company’s board of directors, which bears interest at 5% and matures on March 1, 2025. The note, as amended in December 2022, converted into 514,792 shares of the Company’s common Stock at a conversion price equal to $1.00 upon consummation of the initial public offering. See Note 6 for further discussion.

On May 17, 2022, the Company issued 450,000 shares of restricted common stock, pursuant to a restricted stock purchase agreement, to Matthew Szot its Chief Financial Officer, which shares shall vest quarterly over a period of two years, subject to certain adjustments, as provided in the Restricted Stock Purchase Agreement dated May 17, 2022.

On August 22, 2022, the Company issued a convertible promissory note in the amount of $50,000 to Glynn Wilson, a member of the Company’s board of directors, which bears interest at 6% and matures on September 13, 2025. The note was converted into 50,000 shares of the Company’s common Stock at a conversion price equal to $1.00 upon consummation of the initial public offering. See Note 6 for further discussion.

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

The Company’s operating lease ROU assets and liabilities as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	$38,180	$43,578
Liabilities
Current
Operating lease liabilities	$23,162	$22,288
Noncurrent
Operating lease liabilities	15,167	21,350
Total operating lease liabilities	$38,329	$43,638

Operating lease expense was $6,636 for the three months ended March 31, 2023. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $6,501 for the three months ended March 31, 2023. The remaining operating lease term was 19 months, and the operating lease discount rate was 12% as of March 31, 2023.

Future annual lease payments under non-cancellable operating leases as of March 31, 2023 were as follows:

2023	$19,567
2024	22,319
Total lease payments	41,886
Less: Imputed interest	3,557
Total operating lease liabilities	$38,329

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

Indemnification

In accordance with the Company’s certificate of incorporation and bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. In addition, the Company has entered into indemnification agreements with its officers and directors. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

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

On January 24, 2023, the Company consummated its initial public offering (the “IPO”) of 1,400,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000 and net proceeds of $5,408,575. The Company’s shares of common stock commenced trading on the Nasdaq Capital Market on January 20, 2023, under the symbol “CVKD.”

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

Warrants

The following table summarizes the total warrants outstanding at March 31, 2023:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of December 31, 2022	New Issuance	Exercised	Outstanding as of March 31, 2023
Placement agent warrants	July - Sept 2022	$3.00	July - Sept 2027	11,500	-	-	11,500
Placement agent warrants	Nov 2022	$1.00	Nov 2027	15,000	-	-	15,000
Investor warrants	Nov 2022	$1.00	Earlier of IPO or Nov 2027	250,000	-	(250,000)	-
Representative warrants	Jan 2023	$6.00	Jan 2028	-	84,000	-	84,000
				276,500	84,000	(250,000)	110,500

Note 10. Equity-Based Compensation

The Company adopted the Cadrenal Therapeutics, Inc. 2022 Equity Incentive Plan (the “Initial Plan”), on July 11, 2022, which was later amended and restated on October 16, 2022, for purposes of clarifying the application of certain of the rules of the Initial Plan to awards approved before such amendment and restatement of the Initial Plan and to facilitate the transition to the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (the “Successor Plan”) for the issuance and approval of awards after consummation of the IPO. On October 16, 2022, the Board adopted and the Company’s stockholders approved the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (the “2022 Plan”), which is a successor to and continuation of the Initial Plan and became effective on January 19, 2023. Upon the effectiveness of the 2022 Plan, it replaced the Initial Plan, except with respect to awards outstanding under the Initial Plan, and no further awards will be available for grant under the Initial Plan.

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Plans in connection with awards was 2,000,000 shares, of which 760,000 remained available for issuance as March 31, 2023. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2022 Plan.

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

Weighted average assumptions used in the Black-Scholes model are set forth below:

March 31, 2023
Risk-free interest rate	2.98% – 4.10%
Dividend yield	—
Expected term (years)	5.27 – 5.81
Volatility	62.4% – 62.5%

Activity under the Plans for the period from December 31, 2022 to March 31, 2023 is set forth below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,100,000	$0.84	9.57	$4,578,000
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at March 31, 2023	1,100,000	$0.84	9.33	$808,500
Options vested and exercisable at March 31, 2023	183,328	$0.64	9.31	$84,002
Options vested and expected to vest as of March 31, 2023	1,100,000	$0.84	9.33	$808,500

The weighted average grant date fair value of options granted to date was $1.11. At March 31, 2023, the Company had $935,190 of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 2.0 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On January 24, 2023, the Company granted 50,000 shares of the Company’s common stock to the Company’s Chief Financial Officer. The shares were fully vested on the date of grant.

On March 30, 2023, the Company issued 10,839 shares of its common stock to a consultant for services rendered.

On March 31, 2023, the Company issued 77,340 shares of its common stock for services to be performed from April through September 2023.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Three Months Ended March 31, 2023	January 25, 2022 (Inception) to March 31, 2022
General and administrative	$194,140	$-
Research and development	92,256	-
Total stock-based compensation	$286,396	$-

Note 11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended March 31, 2023	January 25, 2022 (Inception) to March 31, 2022

Numerator:
Net loss	$(5,173,574)	$(176,648)
Denominator:
Weighted average common shares outstanding	10,772,493	7,500,000
Net loss per share, basic and diluted	$(0.48)	$(0.02)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. For the periods presented, there were no potential dilutive securities other than the convertible notes, stock options, and warrants.

Note 12. Subsequent Events

The Company has evaluated events that occurred through May 9, 2023, the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 30, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Cadrenal Therapeutics, Inc. ("Cadrenal").

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under Part 1, Item 1A of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are focused on developing tecarfarin, a novel therapy with orphan drug and fast-track designations, designed for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with end-stage renal disease(“ESRD”), and atrial fibrillation (irregular heartbeat), (“AFib”). We secured the rights to tecarfarin on April 1, 2022 via an asset purchase agreement from HESP LLC, a wholly owned subsidiary of Horizon Technology Finance Corporation. HESP LLC acquired the assets of Espero BioPharma, Inc., or Espero, including tecarfarin, in an assignment for the benefit of creditors in which the creditor, Horizon Technology Finance Corporation and Horizon Credit II LLC (collectively, Horizon), a secured lender of Espero, designated HESP LLC as the assignee of Espero’s assets.

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

In 2019, the United States Food and Drug Administration(“FDA”), provided input on the Phase 3 trial design for tecarfarin, which was submitted by Espero, the previous owner of tecarfarin. We intend to submit our Phase 3 trial design to the FDA using the same protocol that was submitted by Espero. Assuming the FDA accepts our Phase 3 trial design, we intend to commence the Phase 3 pivotal trial in the first half of 2024. However, there can be no assurance that the trial design will be accepted by the FDA. We are pursuing regulatory approval of tecarfarin as an individual treatment, although we might evaluate, in consultation with the FDA, other potential uses in the future.

In March 2019, the FDA granted orphan drug designation(“ODD”), for tecarfarin for the prevention of systemic thromboembolism of cardiac origin in patients with ESRD and AFib. The FDA grants ODD status to drugs that are intended for the treatment, diagnosis, or prevention of rare diseases or conditions, which are defined as a disease or condition that affects fewer than 200,000 people in the U.S. The ODD program provides a drug developer with certain benefits and incentives, including a seven-year period of U.S. marketing exclusivity from the date of marketing authorization, waiver of FDA user fees, and tax credits for clinical research. The granting of an orphan drug designation does not alter the FDA’s regulatory requirements to establish safety and effectiveness of a drug through adequate and well-controlled studies to support approval and commercialization. Furthermore, orphan drug designation does not indicate or guarantee FDA approval of the New Drug Application(“NDA”), and we might not receive exclusivity.

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

AFib is the most common arrhythmia, with its incidence and prevalence increasing over the last 20 years. AFib is associated with an approximate five-fold increased risk of stroke. The risk of developing AFib increases in patients with CKD. According to 2021 estimates by the Centers for Disease Control and Prevention, approximately 15% of the U.S. adult population, or 37 million people, have CKD. An estimated 0.4% of people in the U.S. suffer from Stage 4 CKD and 0.1% of people in the U.S. have ESRD.

Patients with ESRD and AFib represent a spectrum of disorders involving both the heart and kidneys (known as cardiorenal syndrome “CRS”) in which acute or chronic dysfunction in one organ may induce acute or chronic dysfunction in the other organ. These patients have typically been excluded from randomized clinical trials because the approved therapies for AFib have metabolic profiles that may increase drug exposures thereby increasing the known risks and challenges in managing these patients. The presence of either CKD or AFib, increases the risk of serious thromboembolic adverse clinical outcomes, such as stroke and death. Antithrombotic therapy is typically recommended to decrease this risk in AFib patients, but there are no approved treatment options for patients with ESRD and AFib. Warfarin may cause substantial harm in these patients. Low-dose apixaban (Eliquis) was approved by the FDA for use in ESRD patients on hemodialysis based upon limited pharmacokinetic data by 8 subjects, despite that randomized trials to date of apixaban versus warfarin for AFib excluded patients with severe and end-stage kidney disease. The RENAL-AF (Trial to Evaluate Anticoagulation Therapy in Hemodialysis Patients With Atrial Fibrillation) was terminated early in 2019 by its sponsor.

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

Initial Public Offering

On January 24, 2023, we consummated our initial public offering (the “IPO”) of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000. Our shares of common stock commenced trading on the Nasdaq on January 20, 2023 under the symbol “CVKD.”

In connection with our initial public offering, on January 19, 2023, we entered into the Underwriting Agreement with the Representative, pursuant to which we issued to the Representative the Representative’s Warrant to purchase an aggregate of 84,000 shares of our common stock, which is equal to six percent (6%) of the shares of common stock sold in the initial public offering. Such Representative’s Warrant has an exercise price of $6.00, which is equal to 120% of the public offering price of the common stock in the initial public offering.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and the period from January 25, 2022 (inception) through March 31, 2022.

	Three Months Ended March 31, 2023	January 25, 2022 (inception) through March 31, 2022
Operating expenses:
General and administrative expenses	$964,732	$152,661
Research and development expenses	3,235,317	17,860
Depreciation expense	190	-
Total operating expenses	4,200,239	170,521
Loss from operations	(4,200,239)	(170,521)
Other expense:
Interest expense	3,534	2,081
Interest expense, amortization of debt discount	13,567	2,508
Change in fair value of derivative liabilities	216,095	1,538
Loss on extinguishment of debt	740,139	-
Total other expenses	973,335	6,127
Net loss and comprehensive loss	$(5,173,574)	$(176,648)

General and administrative expenses

General and administrative expenses were $964,732 for the three months ended March 31, 2023. General and administrative expenses included $439,304 of personnel-related expenses, $194,140 of stock-based compensation, $120,305 in professional fees, $49,278 of contract labor, and $161,705 of other expenses.

General and administrative expenses were $152,661 for the period January 25, 2022 (inception) to March 31, 2022. General and administrative expenses for this period included $37,661 of personnel-related expenses and $115,000 in consulting fees.

Research and development expenses

Research and development expenses were $3,235,317 for the three months ended March 31, 2023. This included the issuance of 600,000 shares of common stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. Research and development expenses for the three months ended March 31, 2023 also included $92,256 of stock-based compensation and the remaining expenses related to personnel costs.

Research and development expenses were $17,860 for the period January 25, 2022 (inception) to March 31, 2022. Research and development expenses consisted of $17,860 of transaction costs which were expensed as in-process research and development.

Change in fair value of derivative liabilities

We determined that the redemption features in the convertible notes that we issued in March 2022, June 2022, July 2022, August 2022 and September 2022 in the aggregate principal amount of $1,125,000 contained rights and obligations for conversion contingent upon a potential future financing event or a change in control. Thus, the embedded put options were bifurcated from the face value of the convertible notes and accounted for as derivative liabilities to be remeasured at the end of each reporting period with the change in the fair value included in other expense, in the accompanying statement of operations and comprehensive loss.

Concurrent with the closing of the IPO in January 2023, the note holders converted the debt into common stock, accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity (deficit) on January 24, 2023.

The derivative liabilities were considered a level 3 fair value financial instrument and were remeasured up to January 24, 2023 which was the date of derecognition. We recorded a non-cash charge of $216,095 in January 2023. This charge represented the increase in the fair value of the derivative liabilities since the previous measurement date of December 31, 2022.

Loss on extinguishment of debt

We recorded a $740,139 loss on the extinguishment of debt during the three months ended March 31, 2023. This loss represents the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. To date, we have funded our operations from the proceeds of the sale of convertible notes, and the nonconvertible notes and warrants issued in November 2022 , as well as our recently completed IPO in January 2023. We had a net loss of $5,173,574 for the three months ended March 31, 2023 which included $4,256,475 of non-cash expenses. Cash used in operating activities for the three months ended March 31, 2023 totaled $1,412,794. As of March 31, 2023, we had cash of approximately $4.0 million and no debt. Our current cash is sufficient to fund our operations for at least the next twelve months, however, we expect to require additional funding to commence and complete our planned Phase 3 clinical trial and submit our NDA, the cost of which we anticipate will be approximately $45 million. In order to fund the commencement and completion of our Phase 3 clinical trial, we intend to raise additional funds through equity and debt financings as well as potential partnering relationships. However, there can be no assurance that we will be able to complete any additional financings on terms acceptable to the Company or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.

We estimate that we will require a total of $45 million for the completion of our planned pivotal Phase 3 clinical trial and other expenditures that we will need to incur in order to file our NDA. We intend to use approximately $3 million of the proceeds from our IPO to fund CMC preparation, research and development, and other trial preparation expenses necessary for the commencement of our planned pivotal Phase 3 clinical trial, therefore, we will require at least $42 million of additional funding to enroll patients and complete our pivotal Phase 3 clinical trial. Additionally, we estimate that we will require $13 million for general and administrative expenses anticipated to be incurred over the next three years.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and for the period January 25, 2022 (inception) to March 31, 2022:

	Three Months Ended March 31, 2023	January 25, 2022 (inception) through March 31, 2022
Cash used in operating activities	$(1,412,794)	$(43,699)
Cash used in investing activities	-	-
Cash provided by financing activities	5,408,575	506,040
Net increase in cash	3,995,781	462,341
Cash, beginning of period	32,586	-
Cash, end of period	$4,028,367	$462,341

Operating activities

During the three months ended March 31, 2023, cash used in operating activities was $1,412,794. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $917,099 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $495,695 in cash primarily from a $285,330 decrease in accounts payable and a $604,945 decrease in accrued liabilities partially offset by a $672,295 decrease in deferred equity offering costs.

During the period from January 25, 2022 (inception) to March 31, 2022, cash used in operating activities was $43,699. Net loss adjusted for the non-cash items, as detailed on the statement of cash flows, used $172,602 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $128,903 in cash primarily from a $117,083 increase in accrued liabilities.

Financing activities

During the three months ended March 31, 2023, net cash provided by financing activities totaled $5,408,575 as we completed our IPO of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000 and net proceeds of $5,408,575. We also received $250,000 from the exercise of warrants that we issued in November 2022, which proceeds were used to repay the notes that were issued in November, with accrued interest on the notes being paid in cash.

During the period January 25, 2022 (inception) to March 31, 2022, net cash provided by financing activities was $506,490, primarily consisting of the $498,540 of net proceeds from the issuance of a convertible note in March 2022.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgements and estimates.

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

Research and Development Expenses

Research and development costs are expensed as incurred and consist of fees paid to other entities that conduct certain research and development activities on our behalf. Acquired intangible assets are expensed as research and development costs if, at the time of payment, the technology is under development; is not approved by the FDA or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and then expensed as the related goods are delivered or the services are performed.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of financial instruments, the fair value of common stock prior to our IPO, deferred tax assets and valuation allowance, income tax uncertainties, and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject., There have been no material changes from these risk factors as of the date of filing of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the quarter ended March 31, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof.

On March 30, 2023, we issued 10,839 shares of our common stock to a consultant for services rendered.

On March 31, 2023, we issued 77,340 shares of our common stock to a consultant for services to be performed from April through September 2023..

Use of Proceeds

On January 24, 2023, we consummated our IPO of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7.0 million which resulted in net proceeds to us of approximately $5.4 million, after deducting underwriting discounts and commissions of $490,000, underwriter non-accountable expenses of $70,000, and offering-related transaction costs of approximately $1.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Our shares of common stock commenced trading on the Nasdaq Capital Market (“Nasdaq”) on January 20, 2023 under the symbol “CVKD.” The offering has terminated.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 23, 2023 pursuant to Rule 424(b)(4), of $3 million of proceeds to be used for CMC preparation, research and development, and other trial preparation expenses necessary for initiation of our planned Phase 3 pivotal trial and $2.4 million of proceeds to be used for working capital, including payments made to officers in accordance with the terms of their employment agreements and payment to Phamace, LLC, a consulting firm of which Quang Pham, our Chief Executive Officer, is the sole member as described in the Note 7 to the Notes to Financial Statements.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
4.1	Representative’s Warrant issued to Boustead Securities, LLC (Incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41596) filed on January 25, 2023).
10.1	Form of Indemnification Agreement (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41596) filed on January 25, 2023).
10.2#	Employment Agreement, dated January 24, 2023 between Cadrenal Therapeutics, Inc. and Matthew Szot (Incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41596) filed on January 25, 2023).
10.3#	Employment Agreement, effective as of January 24, 2023, by and between Cadrenal Therapeutics, Inc. and Douglas Losordo (Incorporated by reference as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-41596) filed on January 25, 2023).
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ Quang Pham
Quang Pham
Chief Executive Officer
(Principal Executive Officer)

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)