Form 10-Q
period 2023-06-30
Cadrenal Therapeutics, Inc.
filed 2023-08-10
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 13,022,754 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Balance Sheets at June 30, 2023 (unaudited) and December 31, 2022	1
	Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2023 (unaudited) and for the Three Months ended June 30, 2022 (unaudited) and the period from January 25, 2022 (inception) through June 30, 2022	2
	Statements of Changes in Stockholders’ Deficit for the Three and Six Months ended June 30, 2023 (unaudited) and for the Three Months ended June 30, 2022 (unaudited) and the period from January 25, 2022 (inception) through June 30, 2022	3
	Statements of Cash Flows for the Six Months ended June 30, 2023 (unaudited) and for the period from January 25, 2022 (inception) through June 30, 2022	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION	30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

SIGNATURES		33

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,229,806	$32,586
Prepaid expenses	289,328	22,715
Deferred offering costs	-	672,295
Total current assets	3,519,134	727,596
Property, plant and equipment	3,480	1,013
Right of use assets	32,620	43,578
Other assets	3,792	5,987
Total assets	$3,559,026	$778,174
Liabilities:
Current liabilities:
Accounts payable	$78,139	$404,897
Accrued liabilities	272,106	863,564
Operating lease liability	24,063	22,288
Promissory note payable, net of debt discount	-	43,728
Total current liabilities	374,308	1,334,477
Convertible note payable, net of debt discount - related parties	-	442,960
Convertible note payable, net of debt discount	-	110,380
Derivative liabilities	-	4,379,944
Accrued interest	-	40,213
Operating lease liability, noncurrent	8,796	21,350
Total liabilities	383,104	6,329,324
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 11,722,754 shares issued and outstanding as of June 30, 2023; 8,193,875 shares issued and outstanding as of December 31, 2022	11,722	8,194
Additional paid-in capital	16,055,104	1,154,985
Accumulated deficit	(12,890,904)	(6,714,329)
Total stockholders’ equity (deficit)	3,175,922	(5,551,150)
Total liabilities and stockholders’ equity (deficit)	$3,559,026	$778,174

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	January 25, 2022 (inception) through June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$784,623	$280,112	$1,749,356	$432,772
Research and development expenses	240,957	202,235	3,476,274	220,095
Depreciation expense	597	-	786	-
Total operating expenses	1,026,177	482,347	5,226,416	652,867
Loss from operations	(1,026,177)	(482,347)	(5,226,416)	(652,867)
Other expense:
Interest and dividend income	(23,176)	-	(23,176)	-
Interest expense	-	6,446	3,534	8,527
Interest expense, amortization of debt discount	-	8,324	13,567	10,832
Change in fair value of derivative liabilities	-	5,024	216,095	6,562
Loss on extinguishment of debt	-	-	740,139	-
Total other (income) expenses	(23,176)	19,794	950,159	25,921
Net loss and comprehensive loss	$(1,003,001)	$(502,141)	$(6,176,575)	$(678,788)

Net loss per common share, basic and diluted	$(0.09)	$(0.07)	$(0.55)	$(0.09)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	11,722,754	7,720,000	11,252,903	7,626,923

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2023	11,722,754	$11,722	$15,941,443	$(11,887,903)	$4,065,262
Equity-based compensation - options, restricted stock and RSUs	-	-	113,661	-	113,661
Net loss	-	-	-	(1,003,001)	(1,003,001)
Balance, June 30, 2023	11,722,754	$11,722	$16,055,104	$(12,890,904)	$3,175,922

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	8,193,875	$8,194	$1,154,985	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	1,400,000	1,400	5,407,175	-	5,408,575
Issuance of common shares to settle convertible debt	1,140,700	1,140	1,139,560	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares from exercise of warrants	250,000	250	249,750	-	250,000
Issuance of common shares to settle asset purchase obligation	600,000	600	2,999,400	-	3,000,000
Issuance of restricted common shares for prepaid consulting services	77,340	77	108,199	-	108,276
Equity-based compensation - options, restricted stock and RSUs	60,839	61	399,996	-	400,057
Net loss	-	-	-	(6,176,575)	(6,176,575)
Balance, June 30, 2023	11,722,754	$11,722	$16,055,104	$(12,890,904)	$3,175,922

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	7,500,000	$7,500	$-	$(176,647)	(169,147)
Issuance of founder shares	450,000	450	-	-	450
Net loss	-	-	-	(502,141)	(502,141)
Balance, June 30, 2022	7,950,000	$7,950	$-	$(678,788)	$(670,838)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 25, 2022	-	$-	$-	$-	-
Issuance of founder shares	7,950,000	7,950	-	-	7,950
Net loss	-	-	-	(678,788)	(678,788)
Balance, June 30, 2022	7,950,000	$7,950	$-	$(678,788)	$(670,838)

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2023	January 25, 2022 (inception) through June 30, 2022
Cash flows from operating activities:
Net loss	$(6,176,575)	$(678,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	786	-
Equity-based compensation	454,195	-
Amortization of debt discount	13,567	10,832
Change in fair value of derivative liabilities	216,095	6,562
Loss on extinguishment of debt	740,139	-
Non-cash lease expense	179	-
Issuance of shares to settle asset purchase agreement	3,000,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(212,475)	(27,691)
Deferred offering costs	672,295	(153,814)
Other assets	2,195	(2,195)
Accounts payable	(326,758)	207,505
Accrued liabilities	(591,745)	132,201
Accrued interest	-	8,544
Net cash used in operating activities	(2,208,102)	(496,844)
Cash flows used in investing activities:
Investment in property and equipment	(3,253)	-
Net cash used in investing activities	(3,253)	-
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance costs	-	548,540
Proceeds from issuance of founder shares	-	7,950
Proceeds from exercise of warrants	250,000	-
Repayment of promissory notes	(250,000)	-
Proceeds from sale of common stock in initial public offering, net of offering costs	5,408,575	-
Net cash provided by financing activities	5,408,575	556,490
Net change in cash	3,197,220	59,646
Cash and cash equivalents – beginning of the period	32,586	-
Cash and cash equivalents – end of the period	$3,229,806	$59,646

Supplemental disclosure of non-cash financing activity:
Issuance of common shares to settle convertible debt	$1,140,700	$-
De-recognition of derivative liabilities	$4,596,039	$-
Issuance of common shares for consulting services	$108,276	$-

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 (inception) in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal is developing a novel therapy with orphan drug and fast-track designations, tecarfarin, for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with end-stage renal disease and atrial fibrillation (irregular heartbeat) or AFib. Tecarfarin is an anticoagulant (blood thinner) designed using a drug design process which targets a different pathway than most commonly prescribed drugs for the treatment of thrombosis and AFib.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred operating losses, and negative cash flows from operations. For the six months ended June 30, 2023, the Company had a net loss of $6,176,575, which included $4,424,961 of non-cash expenses. Cash used in operations for the six months ended June 30, 2023 totaled $2,208,102. As of June 30, 2023, the Company had cash and cash equivalents of $3,229,806, working capital of $3,144,826, and an accumulated deficit of $12,890,903.

On July 14, 2023, the Company closed on private placement financing raising $7.5 million in gross proceeds before deducting the placement agent commissions and estimated offering expenses. See Note 12 for further discussion.

The Company is projecting that its existing cash balance of [$9.5] million as of August XX, 2023 is sufficient to fund its operations for at least the next twelve months from the date of the filing of its Quarterly Report on Form 10-Q, however, the Company will require additional funding to complete its planned Phase 3 clinical trial and submit its NDA.

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

Concentration of Credit and other Risks and Uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents. Cash is maintained at high credit quality financial institutions and, at times, balances may exceed federally insured limits. All interest-bearing and non-interest-bearing cash balances are insured up to $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash and cash equivalents include cash and money market funds.

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

Concurrent with the closing of the initial public offering in January 2023 (the “IPO”), the note holders converted the debt into common stock, accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity (deficit) on January 24, 2023.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other third-party costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. The Company completed its initial public offering on January 24, 2023, and the offering costs were recorded against the proceeds of the offering. As of June 30, 2023, there were no deferred offering costs.

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

Note 2. Recent Accounting Guidance

Recently Issued Accounting Pronouncements Not Yet Adopted

We do not expect any recently issued accounting pronouncements will have a material effect on our financial statements.

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

Financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total Financial Liabilities	$-	$-	$-	$-

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Liabilities:
Derivative liabilities	$-	$-	$4,379,944	$4,379,944
Total Financial Liabilities	$-	$-	$4,379,944	$4,379,944

Derivative liabilities
Balance at January 25, 2022	$-
Fair value of financial instruments at issuance	474,348
Change in fair value	3,905,596
Balance at December 31, 2022	$4,379,944

Derivative liabilities
Balance at December 31, 2022	$4,379,944
Change in fair value	216,095
Settlement of derivative liability	(4,596,039)
Balance at June 30, 2023	$-

The carrying amounts of cash, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022

Accrued consulting fees	$4,718	$165,192
Accrued compensation	234,866	605,290
Other	32,522	93,082
Total accrued liabilities	$272,106	$863,564

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

The development milestones have not occurred as of June 30, 2023.

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

Note 6. Debt

Debt outstanding is presented on the balance sheet as follows:

	June 30, 2023	December 31, 2022
Convertible notes payable - related parties	$-	$550,000
Debt issuance costs	-	(107,040)
	-	442,960

Convertible note payable	-	575,000
Debt issuance costs	-	(464,620)
	-	110,380

Promissory note payable	-	250,000
Debt issuance costs	-	(206,272)
	-	43,728

Total debt, net	$-	$597,068

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

The principal amount due under the July 2022 Notes, the August 2022 Note and the September 2022 Notes (and, at the Company’s option, any accrued but unpaid interest under the July 2022 Notes, the August 2022 Note and the September 2022 Notes) was to be automatically converted, on or before the Maturity Date, into Next Equity Securities in the Next Equity Financing. The July 2022 Notes, the August 2022 Note and September 2022 Notes were convertible into shares of common stock at a conversion price equal to the quotient obtained by dividing (i) the entire principal amount of the July 2022 Notes, the August 2022 Note and the September 2022 Notes, plus (if applicable) any accrued but unpaid interest under the July 2022 Notes, the August 2022 Note and the September 2022 Notes by (ii) sixty percent (60%) of the price per share of the Next Equity Securities sold in the Next Equity Financing. In the event of a Change of Control (as defined in the Private Placement Notes) which occurred prior to repayment in full of the July 2022 Notes, the August 2022 Note or the September 2022 Notes, immediately prior to the Change of Control, the outstanding principal and any accrued but unpaid interest on the July 2022 Notes, the August 2022 Note and the September 2022 Notes was to convert directly into our common equity (or directly into proceeds paid to the holders of our common equity in connection with the Change of Control) at a price per share that is 60% of the price per share of common equity paid at the Change of Control. Boustead Securities, LLC (“Boustead”) acted as the placement agent for the private placement and received as part of its compensation and five-year warrants to purchase shares of the Company’s common stock at a price equal to the conversion price of the Private Placement Notes in an amount equal to 6% of the shares of common stock underlying the Private Placement Notes. The Company has determined that the warrants issued to the placement agent receive equity treatment. The warrants were recorded at fair value at issuance and recorded as debt issuance costs associated with the Boustead Private Placement Notes.

The Company had determined the redemption features in the Private Placement Notes contained rights and obligations for conversion contingent upon a potential future financing event or a change in control, and that such features were required to be bifurcated from the host debt instrument and accounted for as a derivative liability to be remeasured at the end of each reporting period.

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

Upon pay-off and settlement of the convertible promissory notes and November Notes, the Company had $740,139 of unamortized debt discount costs remaining on the balance sheet. During January 2023, the Company recorded a $740,139 loss on the extinguishment of debt for the unamortized debt issuance costs.

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

On March 1, 2022, the Company issued a convertible promissory note in the amount of $500,000 to John Murphy, a member of the Company’s board of directors, which bore interest at 5% and matures on March 1, 2025. The note, as amended in December 2022, converted into 514,792 shares of the Company’s common Stock at a conversion price equal to $1.00 upon consummation of the initial public offering. See Note 6 for further discussion.

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

The Company’s operating lease ROU assets and liabilities as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Assets
Operating lease ROU assets	$32,620	$43,578
Liabilities
Current
Operating lease liabilities	$24,063	$22,288
Noncurrent
Operating lease liabilities	8,796	21,350
Total operating lease liabilities	$32,859	$43,638

Operating lease expense was $6,638 and $13,274 for the three and six months ended June 30, 2023, respectively. Operating lease expense was $4,889 for the three months ended June 30, 2022 and for the period January 25, 2022 (inception) to June 30, 2022. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $6,501 for the three months ended June 30, 2023. The remaining operating lease term was 16 months, and the operating lease discount rate was 12% as of June 30, 2023.

Future annual lease payments under non-cancellable operating leases as of June 30, 2023 were as follows:

2023	$13,067
2024	22,319
Total lease payments	35,386
Less: Imputed interest	2,527
Total operating lease liabilities	$32,859

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

On January 24, 2023, the Company consummated its IPO of 1,400,000 shares of its common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000 and net proceeds of $5,408,575. The Company’s shares of common stock commenced trading on the Nasdaq Capital Market on January 20, 2023, under the symbol “CVKD.”

In connection with the IPO, on January 19, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters (the “Representative”). Pursuant to the Underwriting Agreement, the Company agreed to issue to the underwriters a five-year warrant (the “Representative’s Warrant”) to purchase an aggregate of 84,000 shares of the Company’s common stock, which is equal to six percent (6%) of the shares of common stock sold in the IPO. Such Representative’s Warrant has an exercise price of $6.00, which is equal to 120% of the public offering price of the common stock in the IPO.

Warrants

The following table summarizes the total warrants outstanding at June 30, 2023:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of December 31, 2022	New Issuance	Exercised	Outstanding as of June 30, 2023
Placement agent warrants	July - Sept 2022	$3.00	July - Sept 2027	11,500	-	-	11,500
Placement agent warrants	Nov 2022	$1.00	Nov 2027	15,000	-	-	15,000
Investor warrants	Nov 2022	$1.00	Earlier of IPO or Nov 2027	250,000	-	(250,000)	-
Representative warrants	Jan 2023	$6.00	Jan 2028	-	84,000	-	84,000
				276,500	84,000	(250,000)	110,500

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Plans in connection with awards was 2,000,000 shares, of which 760,000 remained available for issuance as of June 30, 2023. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2022 Plan.

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

Weighted average assumptions used in the Black-Scholes model are set forth below:

June 30, 2023
Risk-free interest rate	2.98% – 4.10%
Dividend yield	—
Expected term (years)	5.27 – 5.81
Volatility	62.4% – 62.5%

Activity under the Plans for the period from December 31, 2022 to June 30, 2023 is set forth below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,100,000	$0.84	9.57	$4,578,000
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at June 30, 2023	1,100,000	$0.84	9.08	$997,500
Options vested and exercisable at June 30, 2023	258,326	$0.64	9.06	$108,027
Options vested and expected to vest as of June 30, 2023	1,100,000	$0.84	9.08	$997,500

The weighted average grant date fair value of options granted to date was $1.11. At June 30, 2023, the Company had $821,528 of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 1.7 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On January 24, 2023, the Company granted 50,000 shares of the Company’s common stock to the Company’s Chief Financial Officer. The shares were fully vested on the date of grant.

On March 30, 2023, the Company issued 10,839 shares of its common stock to a consultant for services rendered.

On March 31, 2023, the Company issued 77,340 shares of its common stock for services to be performed from April through September 2023.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	January 25, 2022 (Inception) to June 30,
	2023	2022	2023	2022
General and administrative	$74,520	$-	$268,658	$-
Research and development	93,281	-	185,537	-
Total stock-based compensation	$167,801	$-	$454,195	$-

Note 11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,	January 25, 2022 (Inception) to June 30,
	2023	2022	2023	2022

Numerator:
Net loss	$(1,003,001)	$(502,141)	$(6,176,575)	$(678,788)
Denominator:
Weighted average common shares outstanding	11,722,754	7,720,000	11,252,903	7,626,923
Net loss per share, basic and diluted	$(0.09)	$(0.07)	$(0.55)	$(0.09)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. For the periods presented, there were no potential dilutive securities other than the convertible notes, stock options, and warrants.

Note 12. Subsequent Events

The Company has evaluated events that occurred through August 9, 2023, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements except for the transactions described below.

On July 12, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor Selling Stockholder”) pursuant to which the Company sold to the Investor Selling Stockholder in a private placement (the “Private Placement”) priced at-the-market consistent with the rules of the Nasdaq Stock Market LLC, (i) an aggregate of 1,300,000 shares of Common Stock (the “Shares”), (ii) in lieu of additional Shares, the Pre-Funded Warrants to purchase up to an aggregate of 2,985,715 shares of Common Stock, and (iii) accompanying Common Warrants to purchase up to an aggregate of 4,285,715 shares of Common Stock (the “Common Warrants”). The combined purchase price of each Share and accompanying Common Warrants was $1.75. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $1.7499.

The Private Placement closed on July 14, 2023. The Company received aggregate gross proceeds from the Private Placement of approximately $7.5 million before deducting the placement agent commissions and estimated offering expenses payable by the Company. H.C.W. acted as the placement agent in the Private Placement and as part of its compensation the Company issued to designees of H.C.W. Placement Agent Warrants to purchase up to 278,571 shares of Common Stock at an exercise price of $2.1875.

Each Pre-Funded Warrant has an exercise price equal to $0.0001 per share. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire until exercised in full. Each Common Warrant has an exercise price equal to $1.75 per share. The Common Warrants are exercisable at any time after their original issuance and will expire on the five and one-half (5.5) year anniversary of their issuance. The exercise price and number of shares of Common Stock issuable upon exercise of the Common Warrant and pre-Funded Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

The Pre-Funded Warrants and the Common Warrants issued in the Private Placement provide that a holder of Pre- Funded Warrants or Common Warrants, as applicable, will not have the right to exercise any portion of its Pre- Funded Warrants or Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 9.99% for the Pre-Funded Warrants and 4.99% for the Common Warrants of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The Common Warrants may be exercised on a cashless basis if a registration statement registering the shares of Common Stock underlying the Common Warrants is not effective. The Pre-Funded Warrants may be exercised on a cashless basis.

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

Company Overview

We are developing tecarfarin, a novel therapy with orphan drug and fast-track designations, designed for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with end-stage renal disease (also known as end-stage kidney disease (“ESKD”), and atrial fibrillation (irregular heartbeat) (“AFib”). We secured the rights to tecarfarin on April 1, 2022 via an asset purchase agreement from HESP LLC, a wholly owned subsidiary of Horizon Technology Finance Corporation. HESP LLC acquired the assets of Espero BioPharma, Inc., or Espero, including tecarfarin, in an assignment for the benefit of creditors in which the creditor, Horizon Technology Finance Corporation and Horizon Credit II LLC (collectively, Horizon), a secured lender of Espero, designated HESP LLC as the assignee of Espero’s assets.

Tecarfarin is an oral anticoagulant (blood thinner) that uses a small molecule drug design process which targets a different pathway than the most commonly prescribed drugs used in the treatment of thrombosis and AFib. Tecarfarin has been evaluated in eleven (11) human clinical trials conducted by its previous owners and other third parties in over 1,003 individuals (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease, or CKD. In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients having completed it, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding and there were no thrombotic events. Five patients died during the trial, but only one death due to intracerebral hemorrhage was considered to be possibly related to the tecarfarin.

In 2019, the United States Food and Drug Administration(“FDA”), provided input on the Phase 3 trial design for tecarfarin, which was submitted by Espero, the previous owner of tecarfarin. We intend to submit our Phase 3 trial design to the FDA using the same protocol that was submitted by Espero. Assuming the FDA accepts our Phase 3 trial design, we intend to commence the Phase 3 pivotal trial in the first half of 2024. However, there can be no assurance that the trial design will be accepted by the FDA. We are pursuing regulatory approval of tecarfarin as an individual treatment, although we might evaluate, in consultation with the FDA, other potential uses in the future, including the treatment of patients with Left Ventricular Assist Devices (“LVAD”) and antiphospholipid syndrome (“APS”) who require chronic anticoagulation. These patients have historically been treated with warfarin, which can be challenging and unreliable in this patient population. The direct oral anticoagulants, which are an alternative to warfarin, are contraindicated for LVAD patients and have increased the risk for recurrent thrombosis in APS patients with arterial thrombosis.

In March 2019, the FDA granted orphan drug designation(“ODD”), for tecarfarin for the prevention of systemic thromboembolism of cardiac origin in patients with ESKD and AFib. The FDA grants ODD status to drugs that are intended for the treatment, diagnosis, or prevention of rare diseases or conditions, which are defined as a disease or condition that affects fewer than 200,000 people in the U.S. The ODD program provides a drug developer with certain benefits and incentives, including a seven-year period of U.S. marketing exclusivity from the date of marketing authorization, waiver of FDA user fees, and tax credits for clinical research. The granting of an orphan drug designation does not alter the FDA’s regulatory requirements to establish safety and effectiveness of a drug through adequate and well-controlled studies to support approval and commercialization. Furthermore, orphan drug designation does not indicate or guarantee FDA approval of the New Drug Application(“NDA”), and we might not receive exclusivity.

Tecarfarin was developed by researchers using a small molecule retrometabolic drug design process which targets a different metabolic pathway than the most commonly prescribed drugs for the treatment of thrombosis and AFib. “Drug metabolism” refers to the process by which a drug is inactivated by the body and rendered easier to eliminate or to be cleared by the body. Most approved drugs, including warfarin, the only FDA-approved Vitamin K antagonists, or VKAs, which is a prescribed drug for the treatment of thrombosis, are metabolized in the liver through a pathway known as the Cytochrome CYP450 system, or CYP450, by the enzymes known as CYP2C9 and CYP3A4. By using a different metabolic pathway, tecarfarin eliminates or minimizes the CYP450 metabolism in the liver. Patients taking multiple medications that interact with CYP2C9, or CYP3A4 or those with impaired kidney function, can experience an overload in the pathway, creating a bottleneck that often leads to insufficient clearance, which results in a toxic build-up of one or more drugs. In some instances, patients taking multiple medications metabolized by the same CYP450 pathway may experience decreased efficacy of one or more of the medications due to rapid metabolism or increased drug effect and/or toxicity due to enzyme induction. Patient-specific genetic differences can also hinder drug clearance in the CYP450 pathway. Our product candidate tecarfarin was designed to follow a metabolic pathway distinct from the CYP450 pathway and is metabolized by both CYP450 and non-CYP450 pathways. We believe this may allow elimination by large capacity and non-saturable tissue esterase pathways that exist throughout the body rather than just in the liver.

Tecarfarin is an orphan designated, vitamin K antagonist, oral, once-daily and reversible anticoagulant in the same drug class as warfarin designed for use in patients requiring chronic VKA anticoagulation, to prevent systemic thromboembolism of cardiac origin in patients with ESKD and AFib. The prevailing treatment for thrombosis is with an oral anticoagulant, either a VKA, like warfarin, or non-vitamin K oral anticoagulant (“NOAC”). VKAs block the production of vitamin K-dependent blood clotting factors, such that the blood is “thinned,” preventing clots, while NOACs directly block the activity of certain of these clotting factors. Tecarfarin, like warfarin, is a VKA.

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

AFib is the most common arrhythmia, with its incidence and prevalence increasing over the last 20 years. AFib is associated with an approximate five-fold increased risk of stroke. The risk of developing AFib increases in patients with CKD. According to 2021 estimates by the Centers for Disease Control and Prevention, approximately 15% of the U.S. adult population, or 37 million people, have CKD. An estimated 0.4% of people in the U.S. suffer from Stage 4 CKD and 0.1% of people in the U.S. have ESKD.

Patients with ESKD and AFib represent a spectrum of disorders involving both the heart and kidneys (known as cardiorenal syndrome “CRS”) in which acute or chronic dysfunction in one organ may induce acute or chronic dysfunction in the other organ. These patients have typically been excluded from randomized clinical trials because the approved therapies for AFib have metabolic profiles that may increase drug exposures thereby increasing the known risks and challenges in managing these patients. The presence of either CKD or AFib, increases the risk of serious thromboembolic adverse clinical outcomes, such as stroke and death. Antithrombotic therapy is typically recommended to decrease this risk in AFib patients, but there are no approved treatment options for patients with ESKD and AFib. Warfarin may cause substantial harm in these patients. Low-dose apixaban (Eliquis) was approved by the FDA for use in ESKD patients on hemodialysis based upon limited pharmacokinetic data by 8 subjects, despite that randomized trials to date of apixaban versus warfarin for AFib excluded patients with severe and end-stage kidney disease. The RENAL-AF (Trial to Evaluate Anticoagulation Therapy in Hemodialysis Patients With Atrial Fibrillation) was terminated early in 2019 by its sponsor.

There are more than 809,000 Americans with ESKD, with approximately 70% on dialysis, according to the United States Renal Data System. Approximately 150,000 ESKD patients also have AFib. AFib nearly doubles the anticipated mortality and increases the stroke risk by approximately five-fold in these patients. There is evidence that AFib is an independent risk factor for developing ESKD in CKD patients. Both diseases share common risk factors including hypertension, diabetes, vascular disease, and advancing age. Cardiovascular disease contributes to more than half of all deaths among patients with ESKD. According to the Annual Data Report published by the United States Renal Data System, total Medicare spending for patients with ESKD reached $51 billion in 2019, accounting for approximately 7% of the Medicare paid claims costs.

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

In a Phase 2/3 randomized and blinded trial sponsored by ARYx Therapeutics, Inc. in 2008, 607 patients with indications for chronic anticoagulation were treated with either tecarfarin or warfarin. The Time in Therapeutic Range, (“TTR”), with tecarfarin was similar to that with well-managed warfarin and tecarfarin appeared to have a favorable safety profile and be well tolerated with only 1.6% of the blinded tecarfarin subjects suffering from major bleeding and no thrombotic events. When thrombotic and major bleeding events during the blinded period were combined, a numerical imbalance favoring tecarfarin over warfarin was seen (warfarin 11 subjects, 3.6%; tecarfarin 5 subjects, 1.6%). The trial however did not meet its primary endpoint as superiority of tecarfarin over warfarin as measured by TTR was not demonstrated.

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

Recent Events

Fast Track Designation

On January 13, 2023, the FDA designated as a Fast Track development program the investigation of tecarfarin for the prevention of systemic thromboembolism of cardiac origin in patients with ESKD and AFib. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

Initial Public Offering

On January 24, 2023, we consummated our initial public offering (the “IPO”) of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000. Our shares of common stock commenced trading on the Nasdaq on January 20, 2023 under the symbol “CVKD.”

In connection with our initial public offering, on January 19, 2023, we entered into the Underwriting Agreement with Boustead, pursuant to which we issued to Boustead the Representative’s Warrant to purchase an aggregate of 84,000 shares of our common stock, which is equal to six percent (6%) of the shares of common stock sold in the initial public offering. Such Representative’s Warrant has an exercise price of $6.00, which is equal to 120% of the public offering price of the common stock in the initial public offering.

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

Private Placement

On July 12, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with the Investor Selling Stockholder pursuant to which we sold to the Investor Selling Stockholder in the Private Placement priced at-the-market consistent with the rules of the Nasdaq Stock Market LLC, (i) an aggregate of 1,300,000 Shares, (ii) in lieu of additional Shares, the Pre-Funded Warrants to purchase up to an aggregate of 2,985,715 shares of Common Stock, and (iii) accompanying Common Warrants to purchase up to an aggregate of 4,285,715 shares of Common Stock. The combined purchase price of each Share and accompanying Common Warrants was $1.75. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $1.7499.

The Private Placement closed on July 14, 2023. We received aggregate gross proceeds from the Private Placement of approximately $7.5 million before deducting the placement agent commissions and estimated offering expenses payable by us. We intend to use the net proceeds from the Private Placement for working capital purposes. H.C.W. acted as the placement agent in the Private Placement and as part of its compensation we issued to designees of H.C.W. Placement Agent Warrants to purchase up to 278,571 shares of Common Stock.

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, respectively.

	Three Months Ended
	June 30,
	2023	2022
Operating expenses:
General and administrative expenses	$784,623	$280,112
Research and development expenses	240,957	202,235
Depreciation expense	597	-
Total operating expenses	1,026,177	482,347
Loss from operations	(1,026,177)	(482,347)
Other expense:
Interest and dividend income	(23,176)	-
Interest expense	-	6,446
Interest expense, amortization of debt discount	-	8,324
Change in fair value of derivative liabilities	-	5,024
Total other (income) expenses	(23,176)	19,794
Net loss and comprehensive loss	$(1,003,001)	$(502,141)

General and administrative expenses

General and administrative expenses were $784,623 for the three months ended June 30, 2023. General and administrative expenses included $336,826 of personnel-related expenses, $118,178 of consulting, $74,520 of stock-based compensation, $74,878 in insurance and $180,221 of other expenses.

General and administrative expenses were $280,112 for the three months ended June 30, 2022. General and administrative expenses for this period included $113,033 of personnel-related expenses, $64,349 of professional fees and $102,730 of other expenses.

Research and development expenses

Research and development expenses were $240,957 for the three months ended June 30, 2023. Research and development expenses for the three months ended June 30, 2023 included $134,273 of personnel related expenses, $93,281 of stock-based compensation and $13,403 of other expenses.

Research and development expenses were $202,235 for the three months ended June 30, 2022. Research and development expenses primarily consisted of $200,000 of in-process R&D and $20,095 of transaction costs which were expensed as in-process research and development.

Interest and dividend income

Interest and dividend income was $23,176 for the three months ended June 30, 2023. This represents the interest and dividend income earned from our investments in money market funds.

Results of Operations

Six Months Ended June 30, 2023 compared to the period from January 25, 2022 (inception) through June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and the period from January 25, 2022 (inception) through June 30 2022.

	Six Months Ended June 30, 2023	January 25, 2022 (inception) through June 30, 2022
Operating expenses:
General and administrative expenses	$1,749,356	$432,772
Research and development expenses	3,476,274	220,095
Depreciation expense	786	-
Total operating expenses	5,226,415	652,867
Loss from operations	(5,226,415)	(652,867)
Other expense:
Interest and dividend income	(23,176)	-
Interest expense	3,534	8,527
Interest expense, amortization of debt discount	13,567	10,832
Change in fair value of derivative liabilities	216,095	6,562
Loss on extinguishment of debt	740,139	-
Total other (income) expenses	950,159	25,921
Net loss and comprehensive loss	$(6,176,574)	$(678,788)

General and administrative expenses

General and administrative expenses were $1,749,356 for the six months ended June 30, 2023. General and administrative expenses included $776,129 of personnel-related expenses, $126,008 of consulting, $268,658 of stock-based compensation, $135,915 in insurance and $442,646 of other expenses.

General and administrative expenses were $432,772 for the period from January 25, 2022 (inception) through June 30 2022. General and administrative expenses included $115,000 of consulting services, $191,483 of personnel related expenses, $28,683 of patent renewal fees, $80,546 of professional fees, and $17,060 of other expenses.

Research and development expenses

Research and development expenses were $3,476,274 for the six months ended June 30, 2023. This included the issuance of 600,000 shares of common stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. Research and development expenses for the six months ended June 30, 2023 also included $185,537 of stock-based compensation and the remaining expenses related to personnel costs.

Research and development expenses were $220,095 for the period January 25, 2022 (inception) to June 30, 2022. Research and development expenses included $200,000 of acquired intangible assets and $20,095 of transaction costs which are expensed as in-process research and development.

Interest and dividend income

Interest and dividend income was $23,176 for the six months ended June 30, 2023. This represents the interest and dividend income earned from our investments in money market funds.

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

Loss on extinguishment of debt

We recorded a $740,139 loss on the extinguishment of debt during the six months ended June 30, 2023. This loss represents the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. To date, we have funded our operations from the proceeds of the sale of convertible notes, and the nonconvertible notes and warrants issued in November 2022, as well as our recently completed IPO in January 2023 and our Private Placement in July 2023. We had a net loss of $6,176,575 for the six months ended June 30, 2023 which included $ 4,424,961 of non-cash expenses. Cash used in operating activities for the six months ended June 30, 2023 totaled $2,208,102. As of June 30, 2023, we had cash of approximately $3.2 million and no debt. In July 2023, we raised $7.5 million of gross proceeds in a Private Placement. Our current cash balance as of August 7, 2023 of $9.6 million is sufficient to fund our operations for at least the next twelve months, however, we expect to require additional funding to complete our planned Phase 3 clinical trial and submit our NDA, the cost of which we anticipate will be approximately $45 million. In order to fund the commencement and completion of our Phase 3 clinical trial, we intend to raise additional funds through equity and debt financings as well as potential partnering relationships. However, there can be no assurance that we will be able to complete any additional financings on terms acceptable to the Company or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and for the period January 25, 2022 (inception) to June 30, 2022:

		January 25, 2022
	Six Months Ended	(inception) trough
	June 30, 2023	June 30, 2022
Cash used in operating activities	$(2,208,102)	$(496,844)
Cash used in investing activities	(3,253)	-
Cash provided by financing activities	5,408,575	556,490
Net increase in cash	3,197,220	59,646
Cash and cash equivalents, beginning of period	32,586	-
Cash and cash equivalents, end of period	$3,229,806	$59,646

Operating activities

During the six months ended June 30, 2023, cash used in operating activities was $2,208,102. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $1,751,613 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $456,489 in cash primarily from a decrease in accrued liabilities of $591,746 and a decrease in accounts payable of $326,758, partially offset by a $459,820 decrease in deferred equity offering costs and other prepaid expenses.

During the period from January 25, 2022 (inception) to June 30, 2022, cash used in operating activities was $496,844. Net loss adjusted for the non-cash items, as detailed on the statement of cash flows, used $661,394 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $164,550 in cash primarily from a $207,505 increase in accounts payable, a $132,201 increase in accrued liabilities, offset by a $153,814 increase in deferred offering costs.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities totaled $5,408,575 as we completed our IPO of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000 and net proceeds of $5,408,575. We also received $250,000 from the exercise of warrants that we issued in November 2022, which proceeds were used to repay the notes that were issued in November, with accrued interest on the notes being paid in cash.

During the period January 25, 2022 (inception) to June 30, 2022, net cash provided by financing activities was $556,490, primarily consisting of the $548,540 of net proceeds from the issuance of a convertible notes in March and June 2022.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Private Placement and Ownership of the Warrants we issued in the Private Placement

There is no public market for the Pre-Funded Warrants, Common Warrants or Placement Agent Warrants.

There is no established public trading market for the Pre-Funded Warrants, Common Warrants or Placement Agent Warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list the Pre-Funded Warrants, Common Warrants or Placement Agent Warrants on Nasdaq or any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the Pre-Funded Warrants, Common Warrants and Placement Agent Warrants will be limited.

The Pre-Funded Warrants, Common Warrants and Placement Agent Warrants are speculative in nature.

The Pre-Funded Warrants, Common Warrants and Placement Agent Warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Common Warrants may exercise their right to acquire common stock and pay an exercise price of $1.75 per share, subject to certain adjustments, prior to five and a half years from the date on which such Common Warrants were issued, after which date any unexercised Common Warrants will expire and have no further value. Holders of Placement Agent Warrants may exercise their right to acquire common stock and pay an exercise price of $2.1875 per share, subject to certain adjustments, prior to five and a half years from the date on which such Placement Agent Warrants were issued, after which date any unexercised Placement Agent Warrants will expire and have no further value. Holders of Pre-Funded Warrants have identical rights, except that the Pre-Funded Warrants have an exercise price of $0.0001 and do not expire until exercised in full. The market value of the Pre-Funded Warrants, Common Warrants and Placement Agent Warrants, if any, is uncertain and there can be no assurance that the market value of the Pre-Funded Warrants, Common Warrants and Placement Agent Warrants will equal or exceed their imputed offering price. The Pre-Funded Warrants, Common Warrants and Placement Agent Warrants will not be listed or quoted for trading on any market or exchange. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the Common Warrants or Placement Agent Warrants and consequently, whether it will ever be profitable for holders of the Common Warrants or Placement Agent Warrants to exercise the warrants.

Holders of the Common Warrants, Pre-Funded Warrants and Placement Agent Warrants will have no rights as common stockholders with respect to the shares our Common Stock underlying the warrants until such holders exercise their warrants and acquire our Common Stock, except as otherwise provided in the Common Warrants, and Pre-Funded Warrants and Placement Agent Warrants.

Until holders of the Common Warrants, Pre-Funded Warrants and/or and Placement Agent Warrants acquire shares of our Common Stock upon exercise thereof, such holders will have no rights with respect to the shares of our Common Stock underlying such warrants, except to the extent that holders of such Common Warrants, Pre-Funded Warrants and Placement Agent Warrants will have certain rights to participate in distributions or dividends paid on our common stock as set forth in such warrants. Upon exercise of the Common Warrants, Pre-Funded Warrants and Placement Agent Warrants, the holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the quarter ended June 30, 2023 in transactions that were not registered under the Securities Act.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
10.1#	Amendment No. 1 to Employment Agreement between Cadrenal Therapeutics, Inc. and Matthew Szot, dated May 25, 2023 (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41596) filed on May 26, 2023)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: August 10, 2023	By:	/s/ Quang Pham
Quang Pham
Chief Executive Officer
(Principal Executive Officer)

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: August 10, 2023	By:	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)