Form 10-Q
period 2023-09-30
Cadrenal Therapeutics, Inc.
filed 2023-11-09
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there were 13,022,754 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION	1

Item 1.	Financial Statements (unaudited)	1

	Balance Sheets at September 30, 2023 and December 31, 2022	1
	Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2023 and for the Three Months ended September 30, 2022 and the period from January 25, 2022 (inception) through September 30, 2022	2
	Statements of Changes in Stockholders’ Deficit for the Three and Nine Months ended September 30, 2023 and for the Three Months ended September 30, 2022 and the period from January 25, 2022 (inception) through September 30, 2022	3
	Statements of Cash Flows for the Nine Months ended September 30, 2023 and for the period from January 25, 2022 (inception) through September 30, 2022	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION	31

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

SIGNATURES		34

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$9,109,445	$32,586
Prepaid expenses	168,602	22,715
Deferred offering costs	-	672,295
Total current assets	9,278,047	727,596
Property, plant and equipment	2,884	1,013
Right of use assets	26,895	43,578
Other assets	3,792	5,987
Total assets	$9,311,618	$778,174
Liabilities:
Current liabilities:
Accounts payable	$141,658	$404,897
Accrued liabilities	396,917	863,564
Operating lease liability	24,991	22,288
Promissory note payable, net of debt discount	-	43,728
Total current liabilities	563,566	1,334,477
Convertible note payable, net of debt discount - related parties	-	442,960
Convertible note payable, net of debt discount	-	110,380
Derivative liabilities	-	4,379,944
Accrued interest	-	40,213
Operating lease liability, noncurrent	2,232	21,350
Total liabilities	565,798	6,329,324
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 13,022,754 shares issued and outstanding as of September 30, 2023; 8,193,875 shares issued and outstanding as of December 31, 2022	13,022	8,194
Additional paid-in capital	22,660,153	1,154,985
Accumulated deficit	(13,927,355)	(6,714,329)
Total stockholders’ equity (deficit)	8,745,820	(5,551,150)
Total liabilities and stockholders’ equity (deficit)	$9,311,618	$778,174

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	January 25, 2022 (inception) through September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$898,051	$915,897	$2,647,407	$1,348,670
Research and development expenses	243,948	56,388	3,720,222	276,482
Depreciation expense	597	506	1,383	506
Total operating expenses	1,142,596	972,791	6,369,012	1,625,658
Loss from operations	(1,142,596)	(972,791)	(6,369,012)	(1,625,658)
Other (income) expense:
Interest and dividend income	(106,145)	(3)	(129,321)	(20)
Interest expense	-	13,544	3,534	22,088
Interest expense, amortization of debt discount	-	18,470	13,567	29,302
Change in fair value of derivative liabilities	-	21,312	216,095	27,874
Loss on extinguishment of debt	-	-	740,139	-
Total other (income) expenses	(106,145)	53,323	844,014	79,244
Net loss and comprehensive loss	$(1,036,451)	$(1,026,114)	$(7,213,026)	$(1,704,902)

Net loss per common share, basic and diluted	$(0.07)	$(0.13)	$(0.57)	$(0.22)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	15,396,224	8,037,218	12,640,815	7,778,778

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the three months ended September 30, 2023
					Equity
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2023	11,722,754	$11,722	$16,055,104	$(12,890,904)	$3,175,922
Equity-based compensation - options, restricted stock and RSUs	-	-	98,933	-	98,933
Issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	1,300,000	1,300	6,506,116		6,507,416
Net loss	-	-	-	(1,036,451)	(1,036,451)
Balance, September 30, 2023	13,022,754	$13,022	$22,660,153	$(13,927,355)	$8,745,820

For the nine months ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	8,193,875	$8,194	$1,154,985	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	1,400,000	1,400	5,407,175	-	5,408,575
Issuance of common shares to settle convertible debt	1,140,700	1,140	1,139,560	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	1,300,000	1,300	6,506,116		6,507,416
Issuance of common shares from exercise of warrants	250,000	250	249,750	-	250,000
Issuance of common shares to settle asset purchase obligation	600,000	600	2,999,400	-	3,000,000
Issuance of restricted common shares for consulting services	77,340	77	108,199	-	108,276
Equity-based compensation - options, restricted stock and RSUs	60,839	61	498,929	-	498,990
Net loss	-	-	-	(7,213,026)	(7,213,026)
Balance, September 30, 2023	13,022,754	$13,022	$22,660,153	$(13,927,355)	$8,745,820

For the three months ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	7,950,000	$7,950	$-	$(678,788)	$(670,838)
Equity-based compensation - options, restricted stock and RSUs	176,875	177	478,507	-	478,684
Issuance of placement agent warrants	-	-	38,445	-	38,445
Net loss	-	-	-	(1,026,114)	(1,026,114)
Balance, September 30, 2022	8,126,875	$8,127	$516,952	$(1,704,902)	$(1,179,823)

For the period of January 25, 2022 (inception) through September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 25, 2022	-	$-	$-	$-	$-
Issuance of founder shares	7,950,000	7,950	-	-	7,950
Equity-based compensation - options, restricted stock and RSUs	176,875	177	478,507		478,684
Issuance of placement agent warrants			38,445		38,445
Net loss	-	-	-	(1,704,902)	(1,704,902)
Balance, September 30, 2022	8,126,875	$8,127	$516,952	$(1,704,902)	$(1,179,823)

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2023	January 25, 2022 (inception) through September 30, 2022
Cash flows from operating activities:
Net loss	$(7,213,026)	$(1,704,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,383	506
Equity-based compensation	607,266	478,684
Amortization of debt discount	13,567	29,302
Change in fair value of derivative liabilities	216,095	27,874
Loss on extinguishment of debt	740,139	-
Non-cash lease expense	268	-
Issuance of shares to settle asset purchase agreement	3,000,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(145,887)	(24,033)
Deferred offering costs	672,295	(414,240)
Other assets	2,196	(2,195)
Accounts payable	(263,239)	308,221
Accrued liabilities	(466,935)	364,141
Accrued interest	-	22,088
Net cash used in operating activities	(2,835,878)	(914,554)
Cash flows used in investing activities:
Investment in property and equipment	(3,254)	(2,278)
Net cash used in investing activities	(3,254)	(2,278)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance costs	-	1,011,964
Proceeds from issuance of founder shares	-	7,950
Proceeds from issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	6,507,416	-
Proceeds from exercise of warrants	250,000	-
Repayment of promissory notes	(250,000)	-
Proceeds from sale of common stock in initial public offering, net of offering costs	5,408,575	-
Net cash provided by financing activities	11,915,991	1,019,914
Net change in cash	9,076,859	103,082
Cash and cash equivalents – beginning of the period	32,586	-
Cash and cash equivalents – end of the period	$9,109,445	$103,082

Supplemental disclosure of non-cash financing activities:
Issuance of common shares to settle convertible debt	$1,140,700	$-
De-recognition of derivative liabilities	$4,596,039	$-
Issuance of common shares for consulting services	$108,276	$-

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 (inception) in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal is developing tecarfarin, a late-stage novel oral and reversible anticoagulant (blood thinner), to prevent heart attacks, strokes, and deaths due to blood clots in patients with certain rare medical conditions. Tecarfarin has orphan drug and Fast Track designations for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with ESKD and AFib. Tecarfarin is specifically designed to leverage a different metabolism pathway than the oldest and most commonly prescribed Vitamin K Antagonist (warfarin) used in the prevention of thrombosis.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the fair presentation of the Company’s financial statements for the periods presented. The Company’s date of inception was January 25, 2022 and the fiscal year-end is December 31.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred operating losses, and negative cash flows from operations. For the nine months ended September 30, 2023, the Company had a net loss of $7,213,026, which included $4,578,450 of non-cash expenses. Cash used in operations for the nine months ended September 30, 2023 totaled $2,835,878. As of September 30, 2023, the Company had cash and cash equivalents of $9,109,445, net working capital of $8,714,481, and an accumulated deficit of $13,927,355.

The Company’s cash and cash equivalents balance of approximately $8.9 million as of November 9, 2023 is expected to be sufficient to fund its operations for at least the next twelve months from the date of the filing of its Quarterly Report on Form 10-Q, however, the Company will require additional funding to complete its planned Phase 3 clinical trial and submit its NDA.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other third-party costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. The Company completed its initial public offering on January 24, 2023, and the offering costs were recorded against the proceeds of the offering. As of September 30, 2023, there were no deferred offering costs.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration for potential dilutive shares of common stock. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents of potentially dilutive securities outstanding for the period determined using the treasury stock or if-converted methods. Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share since the effects of potentially dilutive securities are anti-dilutive. Shares of common stock subject to repurchase are excluded from the weighted-average shares.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events or circumstances from non-owner sources. Net loss and comprehensive loss were the same for the periods presented in the accompanying financial statements.

Research and Development Expenses

Research and development costs are expensed as incurred and consist of fees paid to other entities that conduct certain research and development activities on the Company’s behalf. Acquired intangible assets are expensed as research and development costs if, at the time of payment, the technology is under development; is not approved by the United States Food and Drug Administration (“FDA”) or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and then expensed as the related goods are delivered or the services are performed.

Patents

Patent costs are comprised primarily of external legal fees, filing fees incurred to file patent applications, and periodic renewal fees to keep the patent in force and are expensed as incurred as a component of general and administrative expenses.

Note 2. Recent Accounting Guidance

Recently Issued Accounting Pronouncements Not Yet Adopted

Accounting standards that have been issued by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Liabilities:
Derivative liabilities	$-	$-	$4,379,944	$4,379,944
Total financial liabilities	$-	$-	$4,379,944	$4,379,944

Derivative Liabilities
Balance at January 25, 2022	$-
Fair value of financial instruments at issuance	474,348
Change in fair value	3,905,596
Balance at December 31, 2022	$4,379,944

Derivative Liabilities
Balance at December 31, 2022	$4,379,944
Change in fair value	216,095
Settlement of derivative liability	(4,596,039)
Balance at September 30, 2023	$-

The carrying amounts of cash and cash equivalents, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022

Accrued consulting fees	$3,571	$165,192
Accrued compensation	355,528	605,290
Other	37,818	93,082
Total accrued liabilities	$396,917	$863,564

Note 5. Asset Purchase Agreement

On April 1, 2022, the Company completed an asset purchase agreement with HESP LLC, the assignee of tecarfarin and related assets (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the assets of HESP LLC, including all intellectual property and other rights related to tecarfarin, the tecarfarin IND 77041, all rights under the license, development and commercialization agreement dated as of September 16, 2015 by and between Armetheon, Inc. (“Armetheon”) (which was later assigned by Armetheon to Espero BioPharma, Inc. (“Espero”), and China Cardiovascular Focus Ltd, an affiliate of Lee’s Pharmaceutical Holdings Limited (“Lee’s Pharmaceutical”), relating to tecarfarin and related trademarks. In consideration of the purchase of the assets, the Company paid HESP LLC $100,000 on the closing date and paid an additional $100,000 on June 1, 2022. As additional consideration, the Asset Purchase Agreement initially provided for a cash payment by the Company to HESP LLC upon achievement of the following development milestone payments, which cash payment was later amended to be a payment in shares of the Company’s common stock upon consummation of its IPO:

Development Milestones	Milestone Payments
Completion of enrollment of Lee’s Pharmaceutical Phase 3 clinical trial	$250,000
First MAA submitted in the People’s Republic of China	$350,000
First Commercial Sale to a Third Party	$1,200,000

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

On January 19, 2023, the Company issued 600,000 shares of common stock to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement, dated August 18, 2022, between the Company and HESP LLC. The Company recognized the stock payment of $3.0 million as research and development expense on January 19, 2023. This payment settled all obligations under the Amendment to the Asset Purchase Agreement.

Note 6. Debt

Debt outstanding is presented on the balance sheets as follows:

	September 30, 2023	December 31, 2022
Convertible notes payable - related parties	$-	$550,000
Debt issuance costs	-	(107,040)
	-	442,960

Convertible note payable	-	575,000
Debt issuance costs	-	(464,620)
	-	110,380

Promissory note payable	-	250,000
Debt issuance costs	-	(206,272)
	-	43,728

Total debt, net	$-	$597,068

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

The issuance of the November Warrants triggered an adjustment to the conversion price of the Private Placement Notes (the July 2022 Notes, August 2022 Note and September 2022 Notes) to $1.00 per share, pursuant to down-round protection included in those notes. As a result of the adjustment of the conversion price of the Private Placement Notes, the five-year warrants issued to Boustead in connection with the Private Placement, were amended to provide for the purchase of an aggregate of 11,500 shares of the Company’s common stock at an exercise price equal to 60% of the initial public offering price per share.

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

Note 7. Related Party Transactions

On January 25, 2022, the Company entered into an agreement with Phamace, LLC, a consulting firm of which Quang Pham, the Company’s Chief Executive Officer, is the sole member, for an initial term of January 25, 2022 through February 28, 2022. Pursuant to the agreement, the Company shall pay the sum of $115,000 to Phamace, LLC for advisory and administrative services rendered relating to preparing the Company to launch as an operating company, which was due and payable on September 30, 2022. The Company settled this obligation in January 2023.

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

The Company’s operating lease ROU assets and liabilities as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Assets
Operating lease ROU assets	$26,895	$43,578
Liabilities
Current
Operating lease liabilities	$24,991	$22,288
Noncurrent
Operating lease liabilities	2,232	21,350
Total operating lease liabilities	$27,223	$43,638

Operating lease expenses were $6,618 and $19,892 for the three and nine months ended September 30, 2023, respectively. Operating lease expense was $3,761 for the three months ended September 30, 2022 and $8,650 for the period from January 25, 2022 (inception) to September 30, 2022. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $6,501 for the three months ended September 30, 2023. The remaining operating lease term was 13 months, and the operating lease discount rate was 12% as of September 30, 2023.

Future annual lease payments under non-cancellable operating leases as of September 30, 2023 were as follows:

2023	$6,566
2024	22,319
Total lease payments	28,885
Less: Imputed interest	1,662
Total operating lease liabilities	$27,223

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

On July 12, 2023, the Company entered into a securities purchase agreement with an institutional investor (the “Investor Selling Stockholder”) pursuant to which the Company sold to the Investor Selling Stockholder in a private placement (the “Private Placement”) (i) an aggregate of 1,300,000 shares of Common Stock (the “Shares”), (ii) in lieu of additional Shares, the Pre-Funded Warrants to purchase up to an aggregate of 2,985,715 shares of Common Stock, and (iii) accompanying Common Warrants to purchase up to an aggregate of 4,285,715 shares of Common Stock (the “Common Warrants”). The combined purchase price of each Share and accompanying Common Warrants was $1.75. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $1.7499.

The Private Placement closed on July 14, 2023. The Company received aggregate gross proceeds from the Private Placement of approximately $7.5 million before deducting the placement agent commissions and offering expenses payable by the Company. H.C. Wainwright & Co., LLC (“H.C.W.”) acted as the placement agent in the Private Placement and as part of its compensation the Company issued to designees of H.C.W. Placement Agent Warrants to purchase up to 278,571 shares of Common Stock at an exercise price of $2.1875.

Each Pre-Funded Warrant has an exercise price equal to $0.0001 per share. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire until exercised in full. Each Common Warrant has an exercise price equal to $1.75 per share. The Common Warrants are exercisable at any time after their original issuance and will expire on January 16, 2029. The exercise price and number of shares of Common Stock issuable upon exercise of the Common Warrant and Pre-Funded Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

The Pre-Funded Warrants and the Common Warrants issued in the Private Placement provide that a holder of Pre- Funded Warrants or Common Warrants, as applicable, will not have the right to exercise any portion of its Pre-Funded Warrants or Common Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 9.99% for the Pre-Funded Warrants and 4.99% for the Common Warrants of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The Common Warrants may be exercised on a cashless basis if a registration statement registering the shares of Common Stock underlying the Common Warrants is not effective. The Pre-Funded Warrants may be exercised on a cashless basis.

Warrant Summary

The following table summarizes the total warrants outstanding at September 30, 2023:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of December 31, 2022	New Issuance	Exercised	Outstanding as of September 30, 2023
Placement agent warrants	July - Sept 2022	$3.00	July - Sept 2027	11,500	-	-	11,500
Placement agent warrants	Nov 2022	$1.00	Nov 2027	15,000	-	-	15,000
Investor warrants	Nov 2022	$1.00	Earlier of IPO or Nov 2027	250,000	-	(250,000)	-
Representative warrants	Jan 2023	$6.00	Jan 2028	-	84,000	-	84,000
Pre-funded investor warrants	July 2023	$0.0001	Once exercised	-	2,985,715	-	2,985,715
Investor warrants	July 2023	$1.75	Jan 2029	-	4,285,715	-	4,285,715
Placement agent warrants	July 2023	$2.1875	Jan 2029	-	278,571	-	278,571
				276,500	7,634,001	(250,000)	7,660,501

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Plans in connection with awards was 2,000,000 shares, of which 685,000 remained available for issuance as of September 30, 2023. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2022 Plan.

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

Weighted average assumptions used in the Black-Scholes model are set forth below:

September 30, 2023
Risk-free interest rate	2.98% – 4.51%
Dividend yield	—
Expected term (years)	5.27 – 5.81
Volatility	62.4% – 70.7%

Activity under the Plans for the period from December 31, 2022 to September 30, 2023 is set forth below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,100,000	$0.84	9.57	$4,578,000
Granted	75,000	1.20	9.81	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at September 30, 2023	1,175,000	$0.86	8.89	$42,000
Options vested and exercisable at September 30, 2023	495,834	$0.64	8.81	$4,216
Options vested and expected to vest as of September 30, 2023	1,175,000	$0.86	8.89	$42,000

The weighted average grant date fair value of options granted to date was $1.09. At September 30, 2023, the Company had $779,594 of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 1.6 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On January 24, 2023, the Company granted 50,000 shares of the Company’s common stock to the Company’s Chief Financial Officer. The shares were fully vested on the date of grant.

On March 30, 2023, the Company issued 10,839 shares of its common stock to a consultant for services rendered.

On March 31, 2023, the Company issued 77,340 shares of its common stock for services to be performed from April through September 2023.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	January 25, 2022 (Inception) to September 30,
	2023	2022	2023	2022
General and administrative	$60,763	$435,642	$329,420	$435,642
Research and development	92,309	43,042	277,846	43,042
Total stock-based compensation	$153,072	$478,684	$607,266	$478,684

Note 11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended September 30,				Nine Months Ended September 30,	January 25, 2022 (Inception) to September 30,
	2023		2022		2023	2022

Numerator:	$		$		$	$
Net loss		(1,036,451)		(1,026,114)	(7,213,026)	(1,704,902)
Denominator:
Weighted average common shares outstanding		15,396,224		8,037,218	12,640,815	7,778,778
Net loss per share, basic and diluted		$(0.07)		$(0.13)	$(0.57)	$(0.22)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. For the periods presented, there were no potential dilutive securities other than convertible notes, stock options, and warrants.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	1,175,000	1,050,000
Warrants to purchase common stock	7,660,501	11,500
Total anti-dilutive common stock equivalents	8,835,501	1,061,500

Note 12. Subsequent Events

The Company has evaluated events that occurred through November 9, 2023, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 30, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Cadrenal Therapeutics, Inc. (“Cadrenal”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under Part 1, Item 1A of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

We are developing tecarfarin, a late-stage novel oral and reversible anticoagulant (blood thinner), to prevent heart attacks, strokes, and deaths due to blood clots in patients with certain rare medical conditions. Tecarfarin has orphan drug and Fast Track designations for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with ESKD and AFib. Tecarfarin is specifically designed to leverage a different metabolism pathway than the oldest and most commonly prescribed Vitamin K Antagonist (warfarin) used in the prevention of thrombosis.

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

Tecarfarin is an oral anticoagulant (blood thinner) that uses a small molecule drug design process which targets a different pathway than the most commonly prescribed drugs used in the treatment of thrombosis and AFib. Tecarfarin has been evaluated in eleven (11) human clinical trials conducted by its previous owners and other third parties in over 1,003 individuals (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease, or CKD. In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients having completed it, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding, and there were no thrombotic events. Five patients died during the trial, but only one death due to intracerebral hemorrhage was considered to be possibly related to tecarfarin.

In 2019, the United States Food and Drug Administration(“FDA”), provided input on the Phase 3 trial design for tecarfarin for the prevention of thrombosis/thromboembolus in patients with ESRD and AFib, which was submitted by Espero, the previous IND holder of tecarfarin. We intend to submit our Phase 3 trial design to the FDA using the same overall protocol that was submitted by Espero with a potential shift to a surrogate primary endpoint to accelerate the completion of the study. Our rationale for doing so is several fold, including the fact that despite the extremely high risk of thromboembolic events in this population, there is no evidence to support any therapeutic intervention and to our knowledge, there are no drugs currently under development for this high-risk population. With FDA acceptance of our Phase 3 trial design, we intend to commence the Phase 3 pivotal trial in the second half of 2024, contingent upon sufficient funding. However, there can be no assurance that the trial design will be accepted by the FDA. We are pursuing regulatory approval of tecarfarin for the specific indication of prevention of thrombosis/thromboembolus in patients with ESRD and AFib , although we might evaluate, in consultation with the FDA, other potential indications, including the prevention of thrombosis/thromboembolus in patients with Left Ventricular Assist Devices (“LVAD”) and antiphospholipid syndrome (“APS”). These patients have historically been treated with warfarin, which has been shown to be challenging and unreliable. The direct oral anticoagulants, which are an alternative to warfarin for certain indications, are contraindicated for LVAD patients and have been associated with an increased risk for recurrent thrombosis in patients with APS.

In March 2019, the FDA granted orphan drug designation (“ODD”), for tecarfarin for the prevention of systemic thromboembolism of cardiac origin in patients with ESKD and AFib. The FDA grants ODD status to drugs that are intended for the treatment, diagnosis, or prevention of rare diseases or conditions, which are defined as a disease or condition that affects fewer than 200,000 people in the U.S. The ODD program provides a drug developer with certain benefits and incentives, including a seven-year period of U.S. marketing exclusivity from the date of marketing authorization, waiver of FDA user fees, and tax credits for clinical research. The granting of an orphan drug designation does not alter the FDA’s regulatory requirements to establish safety and effectiveness of a drug through adequate and well-controlled studies to support approval and commercialization. Furthermore, orphan drug designation does not indicate or guarantee FDA approval of the New Drug Application(“NDA”), and we might not receive exclusivity.

Tecarfarin was developed by researchers using a small molecule “retrometabolic” drug design process which targets a different metabolic pathway than the most commonly prescribed drugs for the treatment of thrombosis and AFib. “Drug metabolism” refers to the process by which a drug is inactivated by the body and rendered easier to eliminate or to be cleared by the body. Most approved drugs, including warfarin, the only FDA-approved Vitamin K antagonists, or VKAs, which is a prescribed drug for the treatment of thrombosis, are metabolized in the liver through a pathway known as the Cytochrome CYP450 system, or CYP450, by the enzymes known as CYP2C9 and CYP3A4. By using a different metabolic pathway, tecarfarin eliminates or minimizes the CYP450 metabolism in the liver. Patients taking multiple medications that interact with CYP2C9, or CYP3A4 or those with impaired kidney function, can experience an overload in the pathway, creating a bottleneck that often leads to insufficient clearance, which results in a toxic build-up of one or more drugs. In some instances, patients taking multiple medications metabolized by the same CYP450 pathway may experience decreased efficacy of one or more of the medications due to rapid metabolism or increased drug effect and/or toxicity due to enzyme induction. Patient-specific genetic differences can also hinder drug clearance in the CYP450 pathway. Our product candidate tecarfarin was designed to follow a metabolic pathway distinct from the CYP450 pathway and is metabolized by both CYP450 and non-CYP450 pathways. We believe this may allow elimination by large capacity and non-saturable tissue esterase pathways that exist throughout the body rather than just in the liver.

Tecarfarin is an orphan designated, vitamin K antagonist, oral, once-daily and reversible anticoagulant in the same drug class as warfarin designed for use in patients requiring chronic VKA anticoagulation, to prevent pathologic thrombus/thromboembolism in certain medical conditions that are not well served by currently available VKAs and in which DOACS are contraindicated or not effective.

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

Patients with ESKD and AFib represent a spectrum of disorders involving both the heart and kidneys (known as cardiorenal syndrome “CRS”) in which acute or chronic dysfunction in one organ may induce acute or chronic dysfunction in the other organ. These patients have typically been excluded from randomized clinical trials because the approved therapies for AFib have metabolic profiles that may increase drug exposures thereby increasing the known risks and challenges in managing these patients. The presence of either CKD or AFib, increases the risk of serious thromboembolic adverse clinical outcomes, such as stroke and death. Antithrombotic therapy is typically recommended to decrease this risk in AFib patients, but there are no approved treatment options for patients with ESKD and AFib. Warfarin may cause substantial harm in these patients. Low-dose apixaban (Eliquis) was approved by the FDA for use in ESKD patients on hemodialysis based upon limited pharmacokinetic data by 8 subjects, despite those randomized trials to date of apixaban versus warfarin for AFib excluded patients with severe and end-stage kidney disease. The RENAL-AF (Trial to Evaluate Anticoagulation Therapy in Hemodialysis Patients With Atrial Fibrillation) was terminated early in 2019 by its sponsor.

The company is also currently exploring the use of tecarfarin in other settings, including for thrombus prevention in patients with implanted medical devices (e.g. left ventricular assist devices or LVADs) and in certain autoimmune conditions, such as antiphospholipid syndrome (APS). In both of these instances, vitamin-K-antagonist-based anticoagulation is recommended, however, the available evidence indicates that the adequacy of anticoagulation being achieved is insufficient. Accordingly, Cadrenal is exploring the possibility that tecarfarin could improve the lives of patients with these conditions.

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

Initial Public Offering

On January 24, 2023, we consummated our initial public offering (the “IPO”) of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000. Our shares of common stock commenced trading on the Nasdaq Capital Market on January 20, 2023 under the symbol “CVKD.”

In connection with our IPO, on January 19, 2023, we entered into the Underwriting Agreement with Boustead Securities, LLC (“Boustead”), pursuant to which we issued to Boustead a five-year warrant (the “Representative’s Warrant”) to purchase an aggregate of 84,000 shares of our common stock, which is equal to six percent (6%) of the shares of common stock sold in the IPO. Such Representative’s Warrant has an exercise price of $6.00, which is equal to 120% of the public offering price of the common stock in the IPO.

In connection with the closing of the IPO, we entered into separate indemnification agreements with each of our directors (we had previously entered into separate indemnification agreements with each of our executive officers). The indemnification agreements, in addition to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law.

Private Placement

On July 12, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which we sold to the Investor in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq Stock Market LLC (“Nasdaq”), (i) an aggregate of 1,300,000 shares of common stock, (ii) in lieu of additional share of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,985,715 shares of common stock, and (iii) accompanying common warrants (the “Common Warrants”) to purchase up to an aggregate of 4,285,715 shares of common stock. The combined purchase price of each share and accompanying Common Warrants was $1.75. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $1.7499.

The Private Placement closed on July 14, 2023. We received aggregate gross proceeds from the Private Placement of approximately $7.5 million before deducting the placement agent commissions and estimated offering expenses payable by us. We intend to use the net proceeds from the Private Placement for working capital purposes. H.C. Wainwright & Co., LLC (“H.C.W.”) acted as the placement agent in the Private Placement, and as part of its compensation, we issued to designees of H.C.W. Placement Agent Warrants to purchase up to 278,571 shares of common stock.

Results of Operations

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, respectively.

	Three Months Ended
	September 30,
	2023	2022
Operating expenses:
General and administrative expenses	$898,051	$915,897
Research and development expenses	243,948	56,388
Depreciation expense	597	506
Total operating expenses	1,142,596	972,791
Loss from operations	(1,142,596)	(972,791)
Other (income) expense:
Interest and dividend income	(106,145)	(3)
Interest expense	-	13,544
Interest expense, amortization of debt discount	-	18,470
Change in fair value of derivative liabilities	-	21,312
Total other (income) expenses	(106,145)	53,323
Net loss and comprehensive loss	$(1,036,451)	$(1,026,114)

General and administrative expenses

General and administrative expenses were $898,051 for the three months ended September 30, 2023 compared to $915,897 for the three months ended September 30, 2022. The $17,846 or 2% decrease can be attributed to a $374,880 decrease in stock-based compensation due to the timing of vesting, partially offset by a $39,215 increase in personnel-related expenses, a $54,250 increase in consulting fees, a $70,503 increase in insurance expense, a $33,727 increase in professional fees, and a $159,339 increase in other expenses as the Company expanded operations and incurred additional expenses associated with being a publicly-traded company.

Research and development expenses

Research and development expenses were $243,948 for the three months ended September 30, 2023 compared to $56,388 for the three months ended September 30, 2022. The $187,560 increase can be primarily attributed to a $142,149 increase of personnel-related expenses and a $49,267 increase in stock-based compensation as the Company did not have a full-time Chief Medical Officer in the third quarter of the prior year.

Interest and dividend income

Interest and dividend income was $106,145 for the three months ended September 30, 2023. This represents the interest and dividend income earned from our investments in money market funds.

Results of Operations

Nine Months Ended September 30, 2023 compared to the period from January 25, 2022 (inception) through September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023, and the period from January 25, 2022 (inception) through September 30, 2022.

	Nine Months Ended September 30, 2023	January 25, 2022 (inception) through September 30, 2022
Operating expenses:
General and administrative expenses	$2,647,407	$1,348,670
Research and development expenses	3,720,222	276,482
Depreciation expense	1,383	506
Total operating expenses	6,369,012	1,625,658
Loss from operations	(6,369,012)	(1,625,658)
Other (income) expense:
Interest and dividend income	(129,321)	(20)
Interest expense	3,534	22,088
Interest expense, amortization of debt discount	13,567	29,302
Change in fair value of derivative liabilities	216,095	27,874
Loss on extinguishment of debt	740,139	-
Total other (income) expenses	844,014	79,244
Net loss and comprehensive loss	$(7,213,026)	$(1,704,902)

General and administrative expenses

General and administrative expenses were $2,647,407 for the nine months ended September 30, 2023 compared to $1,348,670 for the 2022 period. The $1,298,737 or 96% increase can be attributed to a $693,504 increase in personnel-related expenses, a $206,418 increase in insurance expenses, a $65,258 increase in consulting fees, a $109,338 increase in professional fees, and a $330,441 increase in other expenses as the Company expanded operations and incurred additional expenses associated with being a publicly-traded company. These increases were partially offset by a $106,222 decrease in stock-based compensation due to the timing of vesting.

Research and development expenses

Research and development expenses were $3,720,222 for the nine months ended September 30, 2023 compared to $276,482 for the 2022 period. The $3,443,740 increase can be primarily attributed to the issuance of 600,000 shares of common stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. The remainder of the increase can be attributed to additional personnel-related expenses and stock-based compensation, as the Company did not hire a full-time Chief Medical Officer until January 2023.

Interest and dividend income

Interest and dividend income was $129,321 for the nine months ended September 30, 2023. This represents the interest and dividend income earned from our investments in money market funds.

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

Loss on extinguishment of debt

We recorded a $740,139 loss on the extinguishment of debt during the nine months ended September 30, 2023. This loss represents the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. To date, we have funded our operations from the proceeds of the sale of convertible notes, and the nonconvertible notes and warrants issued in November 2022, as well as our IPO completed in January 2023 and our Private Placement consummated in July 2023. We had a net loss of $7,213,026 for the nine months ended September 30, 2023 which included $4,578,450 of non-cash expenses. Cash used in operating activities for the nine months ended September 30, 2023 totaled $2,835,878. As of September 30, 2023, we had cash and cash equivalents of approximately $9.1 million and no debt. Our current cash and cash equivalents balance as of November 9, 2023 of approximately $8.9 million, is sufficient to fund our operations for at least the next twelve months; however, we expect to require additional funding to complete our planned Phase 3 clinical trial and submit our NDA. In order to fund the commencement and completion of our Phase 3 clinical trial, we intend to raise additional funds through equity and debt financings as well as potential partnering relationships. However, there can be no assurance that we will be able to complete any additional financings or partnering relationships on terms acceptable to us or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and for the period January 25, 2022 (inception) to September 30, 2022:

		January 25, 2022
	Nine Months Ended	(inception) through
	September 30, 2023	September 30, 2022
Cash used in operating activities	$(2,835,878)	$(914,554)
Cash used in investing activities	(3,254)	(2,278)
Cash provided by financing activities	11,915,991	1,019,914
Net increase in cash	9,076,859	103,082
Cash and cash equivalents, beginning of period	32,586	-
Cash and cash equivalents, end of period	$9,109,445	$103,082

Operating activities

During the nine months ended September 30, 2023, cash used in operating activities was $2,835,878. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $2,634,308 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $201,570 in cash primarily from a decrease in accrued liabilities of $466,935 and a decrease in accounts payable of $263,239, partially offset by a $672,295 decrease in deferred equity offering costs.

During the period January 25, 2022 (inception) to September 30, 2022, cash used in operating activities was $914,554, primarily resulting from our net loss of $1,704,902, offset by a $308,221 increase in accounts payable and a $364,141 increase in accrued liabilities.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities totaled $11,915,991 as we completed our IPO in January 2023, generating net proceeds of $5,408,575, and we completed a private placement financing in July 2023, generating net proceeds of $6,507,416. We also received $250,000 from the exercise of warrants that we issued in November 2022, which proceeds were used to repay the notes that were issued in November, with accrued interest on the notes being paid in cash.

During the period January 25, 2022 (inception) to September 30, 2022, net cash provided by financing activities was $1,019,914, primarily consisting of the $1,011,964 of net proceeds from the issuance of convertible notes.

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

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an IPR&D asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) we must reasonably expect that we will use the asset acquired in the alternative manner and anticipate economic benefit from that alternative use, and (b) our use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed to research and development. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. Except as set forth below, there have been no material changes from these risk factors as of the date of filing of this Quarterly Report on Form 10-Q.

Risks Related to Ownership of Our Common Stock

We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

Our securities are listed on The Nasdaq Capital Market, a national securities exchange. We cannot be assured that we will continue to comply with the rules, regulations or requirements governing the listing of our common stock on Nasdaq Capital Market or that our securities will continue to be listed on Nasdaq Capital Market in the future. If Nasdaq should determine at any time that we fail to meet Nasdaq requirements, we may be subject to a delisting action by Nasdaq.

On September 6, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), requiring listed securities to maintain a minimum bid price of $1.00 per share because our closing bid price for the last 30 consecutive business days was below $1.00 per share. Pursuant to the Rule, we have 180 calendar days (until March 4, 2024), to regain compliance with the Nasdaq Listing Rules (the “Compliance Period”). To regain compliance, our closing bid price must be at least $1.00 for a minimum of ten consecutive business days at any time during the Compliance Period. In the event we do not regain compliance within the Compliance Period, we may be granted an additional 180 calendar days to comply with the Rule. In the event we fail to regain compliance with the Rule and Nasdaq provides notice that our common stock is subject to delisting, we will have the right to a hearing before Nasdaq’s Hearing Panel.

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

Risks Related to the Private Placement and Ownership of the Warrants Issued in the Private Placement

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

We did not sell any equity securities during the quarter ended September 30, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

On July 14, 2023, as part of the compensation paid to H.C.W. in connection with the Private Placement, we issued to designees of H.C.W. Placement Agent Warrants to purchase up to 278,571 shares of common stock, which is equal to 6.5% of the shares of common stock sold in the Private Placement, which Placement Agent Warrants are immediately exercisable, at an exercise price of $2.1875, and expire on the five and one-half (5.5) year anniversary of their issuance. We believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Rule 506(b) of Regulation D thereunder. The sale of the securities will not involve a public offering and will be made without general solicitation or general advertising.

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

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
4.1	Form of Pre-Funded Warrant (Incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41596) filed on July 14, 2023)
4.2	Form of Warrant (Incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41596) filed on July 14, 2023)
4.3	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-41596) filed on July 14, 2023)
10.1	Form of Securities Purchase Agreement, dated July 12, 2023, by and between Cadrenal Therapeutics, Inc. and the purchaser party thereto (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41596) filed on July 14, 2023)
10.2	Form of Registration Rights Agreement by and between Cadrenal Therapeutics, Inc. and the purchaser party thereto (Incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41596) filed on July 14, 2023)
10.3	Form of Lock-Up Agreement (Incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41596) filed on July 14, 2023)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: November 9, 2023	By:	/s/ Quang Pham
Quang Pham
Chief Executive Officer
(Principal Executive Officer)

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: November 9, 2023	By:	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)