Form 10-K
period 2023-12-31
Cadrenal Therapeutics, Inc.
filed 2024-03-11
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023, as reported by the Nasdaq Capital Market on such date was approximately $6,399,323. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 8, 2024, there were 16,008,469 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should refer to Part I, Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Cadrenal,” refer to Cadrenal Therapeutics, Inc. and its subsidiaries.

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

Risks Related to Our Financial Position and Need for Capital

●	We have a limited operating history, a history of losses and expect to continue to incur losses;

●	Our cash and the proceeds from our initial public offering and July 2023 private placement offering will only fund our operations for a limited time;

●	We will need to raise additional capital.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Our business is dependent upon the success of tecarfarin, which requires additional clinical testing;
●	All of our current data for tecarfarin are the results of clinical trials conducted by third parties;
●	Our development efforts may not generate data sufficient to support regulatory approval and the FDA may require additional clinical testing resulting in additional costs and delays;
●	Even if we complete our clinical trials, we may not receive regulatory approval for tecarfarin;
●	Fast Track designation and Orphan Drug Designation by the FDA does not assure FDA approval;
●	Even if we obtain regulatory approval, we may not enjoy marketing exclusivity and we may face development, regulatory or labeling difficulties;

●	Clinical trials are very expensive, time-consuming and difficult to design and implement.
●	We may experience delays in the enrollment of patients in any or all of our clinical trials;

●	If tecarfarin is approved, our success depends on our commercialization efforts and market acceptance;
●	We have never submitted an NDA to the FDA or comparable applications to other regulatory authorities;
●	After approval of tecarfarin, it will remain subject to regulatory obligations and other restrictions;
●	We are subject to federal and state obligations and regulations applicable to our marketing practices;
●	We rely on a third-party manufacturer to produce tecarfarin;
●	If the manufacturer fails to comply with stringent regulations, we may face delays;
●	We face substantial competition;
●	Serious adverse effects may be identified with respect to our products, which may harm our business;
●	Recently enacted and future legislation may affect marketing approval and commercialization of tecarfarin;
●	We may be subject to penalties if we violate healthcare fraud and abuse laws or price reporting laws;
●	Our ability to generate product revenues will be diminished if our products sell for inadequate prices;
●	We will rely on third parties to conduct all of our clinical trials;
●	We currently have limited distribution, marketing, support and sales capabilities;
●	Our employees, contractors, consultants, commercial partners and vendors may engage in misconduct;
●	If we are not successful establishing a sales force, our ability to generate sales and profits will be limited;
●	We plan to rely on collaborations with third parties to develop, commercialize, market and promote our products;
●	Our future growth depends, in part, on our ability to penetrate foreign markets;
●	Global health crises may adversely affect our planned operations; and
●	Compliance with regulations regarding the treatment of animals could increase our costs.

Risks Related to Our Intellectual Property

●	We may be unable to obtain and maintain market exclusivity or patent protection for tecarfarin;
●	We may become involved in intellectual property lawsuits, which could be costly and time consuming;
●	Patent law changes in the United States and other jurisdictions could diminish the value of patents;
●	Patent protection depends on compliance with requirements imposed by governmental patent agencies;
●	We may not be able to enforce our intellectual property rights throughout the world; and
●	Our patents expire in 2024 and 2025 and therefore we will lose protection from such patents in the next couple years.

Risks Related to Ownership of Our Common Stock

●	An active public trading market for our Common Stock may not be maintained;
●	We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market;
●	Our stock price has been extremely volatile;
●	If favorable research or reports about us are not published our stock price could decline;
●	Our officers, directors, and principal stockholders exercise significant control over our Company;
●	Future sales of Common Stock could result in dilution and could depress the market price of our Common Stock;
●	Our charter documents have anti-takeover provisions;
●	Claims for indemnification by our directors and officers may reduce our available funds;
●	We do not intend to pay dividends in the foreseeable future;
●	Certain members of our management team have limited experience managing a public company;
●	We have incurred significant increased costs as a result of operating as a public company;
●	We are an emerging growth company and may avail ourselves of reduced disclosure requirements or extended transition periods for complying with new or revised accounting standards;
●	There is no public market for our outstanding warrants; and
●	Holders of our outstanding warrants will have no rights as common stockholders with respect to the shares of our Common Stock underlying the warrants until such holders exercise their warrants and acquire our Common Stock, except as otherwise provided in the warrants.

General Company-Related Risks

●	Our business depends upon our ability to attract and keep senior management and key scientific personnel;
●	We will need to increase the size of our organization, and we may experience difficulties managing this;
●	If product liability lawsuits are brought against us, we may incur substantial liabilities;
●	Computer system failures could be costly and expose us to litigation and government enforcement actions;
●	We are increasingly dependent on information technology, and our systems face certain risks, including cybersecurity and data leakage risks;
●	Acquisitions of other businesses could harm our operating results; and
●	Declining general economic or business conditions may have a negative impact on our business.

Item 1. Business.

Overview –

We are developing tecarfarin, our drug candidate, for unmet needs in anticoagulation therapy. Tecarfarin is a late-stage novel oral and reversible anticoagulant (blood thinner) to prevent heart attacks, strokes, and deaths due to blood clots in patients with rare cardiovascular conditions requiring chronic anticoagulation.

There is a lack of approved anticoagulation therapies for certain rare cardiovascular conditions requiring chronic anticoagulation, such as patients with left ventricular assist devices (LVADs), patients with mechanical heart valves, patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib), and patients with thrombotic anti-phospholipid syndrome (APS). For patients with these conditions, treatment guidelines, not randomized controlled trials, direct the recommended use of a vitamin K antagonist (VKA) such as warfarin, despite warfarin’s failure to achieve sufficiently stable anticoagulation in these patients. Additionally, direct-acting oral anticoagulants (DOACs) like Eliquis and Xarelto have either not shown clinical benefits in these and certain other patient populations, or their efficacy and safety remains uncertain.

At the time the investigation new drug application (IND) for tecarfarin was filed by its initial sponsor, warfarin was the only other marketed oral anticoagulant, and the strategy was to develop tecarfarin as an alternative VKA with superior efficacy and safety over warfarin for a broad range of indications including AFib, deep vein thrombosis (DVT), pulmonary embolism (PE), prevention of pulmonary embolism in patients with venous thrombosis, DVT prevention in patients undergoing certain surgical procedures, thrombosis prevention in patients with mechanical heart valves, and prevention of thrombotic complications in patients after a myocardial infarction (heart attack), among others.

When tecarfarin clinical trials were being conducted by the initial IND sponsors, the DOACs were advancing through clinical trials and ultimately approved by demonstrating that they were non-inferior to warfarin in certain indications, including AFib in the general population, prevention of pulmonary embolism in patients with venous thrombus, prevention of deep vein thrombosis in patients undergoing certain surgical procedures, among others. These DOAC clinical studies resulted in a change in the standard of care for a large percentage of the population that had been previously treated with existing VKAs, the same population also initially targeted by prior tecarfarin IND sponsors. Thus, the original broad-label development plan for tecarfarin was challenged.

Accordingly, we are focusing the development of tecarfarin on rare cardiovascular conditions where patients are unable to achieve sufficiently reliable chronic anticoagulation with warfarin, and where DOACs have either failed or their efficacy and safety remain unproven. This includes patients with LVADs, patients with ESKD and AFib, and patients with thrombotic APS, among others, where the need for VKA-dependent chronic anticoagulation has been underscored by recent clinical studies. While warfarin-treated patients have fared better than DOAC-treated patients in comparative studies in certain of these cardiovascular conditions, the event rates in these studies remain unacceptably high and the quality of anticoagulation in warfarin-treated patients has repeatedly been shown to be sub-optimal.

The quality of anticoagulation provided by VKA has been defined by the assessment of “time in therapeutic range” (TTR) blood tests. This measurement quantifies the percentage of time that a patient's International Normalized Ratio (INR), a measure of the degree of anticoagulation achieved, is in the target range. The target INR is 70%, however most studies have shown that warfarin fails to achieve this target, even in carefully controlled clinical trials. A major contributing factor to the failure of warfarin is its metabolism. Warfarin is metabolized via the cytochrome p450 (CYP450) pathway which results in unstable and variable pharmacokinetics (PK) due to 1) a large number of drugs that use this pathway (i.e. competition for the pathway which has limited capacity), 2) genetic variability in components of the pathway that result in altered rates of metabolism and 3) a number of drugs alter the activity of components of the pathway, either increasing or decreasing activity and therefore increasing or decreasing clearance of drugs metabolized by the pathway. The result is highly variable PK which translates into unstable levels of anticoagulation.

In 2019, tecarfarin was granted an orphan drug designation (ODD) by the United States Food and Drug Administration (FDA) for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with ESKD and Afib, and a fast-track designation was granted by the FDA in 2023. Patients with ESKD and AFib have very high rates of stroke and death however, there is no standard of care for these patients since there has never been a study demonstrating benefit of any anticoagulant. There are more than 809,000 Americans with ESKD, with approximately 70% on dialysis. Approximately 100,000 to 150,000 ESKD patients also have AFib. AFib nearly doubles the anticipated mortality and increases the stroke risk by approximately five-fold in these patients. There are currently no effective anticoagulation treatment options for patients with ESKD and AFib. Commonly prescribed medications, such as warfarin and apixaban (Eliquis), may cause substantial harm, leading to outcomes such as hemorrhagic stroke, major bleeding, or death. Yet most trials of anticoagulant therapy to reduce the risk of such events have excluded these patients. These patients have typically been excluded from randomized clinical trials because approved therapies for AFib have metabolic profiles that may increase drug exposures in patients, thereby increasing known risks and challenges in managing patients with ESKD and AFib.

We have also applied for an orphan drug designation for the prevention of thrombosis and thromboembolism in patients with LVADs. There are approximately 15,000 patients in the U.S. with LVADs, and recent randomized controlled trials in LVAD patients have documented that currently available VKAs yield poor quality anticoagulation despite the tight management of anticoagulation in the clinical trial setting. Implantable LVAD therapy is used to improve quality of life, alleviate symptoms, and extend survival rates in patients with advanced heart failure, irrespective of eligibility for cardiac transplant. Patients with LVADs require chronic anticoagulation to reduce the risk of thromboembolic complications, and under the currently available anticoagulants, they commonly experience bleeding events. Recent data reveals that the current standard of care anticoagulant, warfarin, yields suboptimal levels of anticoagulation, leading to excess bleeding complications. LVAD patients require life-long anticoagulant therapy to reduce the risk of pump thrombosis and anticoagulation management in patients with LVADs continues to be a challenge. Patients and their clinicians are faced with the daily challenge of balancing the need for adequate anticoagulation versus the bleeding risks that are associated with excess anticoagulation. Warfarin is the only available oral anticoagulant for all currently available LVAD devices, however, warfarin is known to be a difficult medication to manage due to its labile metabolism, and its many drug-drug interactions which also impacts the stability of anticoagulation.

The FDA grants ODD status to drugs that are intended for the treatment, diagnosis, or prevention of rare diseases or conditions, which are defined as a disease or condition that affect fewer than 200,000 people in the U.S. The ODD program provides a drug developer with certain benefits and incentives, including a seven-year period of U.S. marketing exclusivity from the date of marketing authorization, waiver of FDA user fees, and tax credits for clinical research. The granting of an orphan drug designation does not alter the FDA’s regulatory requirements to establish safety and effectiveness of a drug through adequate and well-controlled studies to support approval and commercialization. Furthermore, orphan drug designation does not indicate or guarantee FDA approval of the New Drug Application, or NDA, and we might not receive exclusivity. On January 13, 2023, the FDA designated a Fast Track development program for the investigation of tecarfarin for the prevention of systemic thromboembolism of cardiac origin in patients with ESKD and AFib. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

In patients with LVADs, recent data also highlights the need for a next generation VKA anticoagulant. The ARIES-HM3 study was designed to evaluate the need for chronic aspirin treatment in patients with the newest LVAD, the HeartMate3. The use of aspirin in LVAD patients was standard but had never been proven to be beneficial. The ARIES study randomized LVAD patients to continue aspirin, along with warfarin, versus warfarin alone. The main finding of the study revealed that aspirin is not helpful in LVAD patients; however, since all patients were receiving warfarin and had careful monitoring of the quality of anticoagulation, the study also provided the opportunity to determine if the quality of anticoagulation provided by warfarin, had an impact on patient outcomes. The analysis of this carefully controlled and monitored study showed that the average time in the therapeutic range was only 56% with warfarin, far below the target of 70%, and that, despite the superior design of the HM3 device, poor quality anticoagulation was associated with excess thrombotic and bleeding events.

Tecarfarin has been evaluated in eleven (11) human clinical trials conducted by its previous owners and other third parties in over 1,000 individuals (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease, or CKD. In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 612 patients having completed it, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding.

Tecarfarin is specifically designed to target a different metabolism pathway than warfarin, utilizing the human carboxylesterase 2 pathway, which is abundant, and although it has genetic variability, the variants have not been shown to significantly alter drug clearance. This has been shown in clinical studies to result in more reliable levels of anticoagulation. In the EMBRACE-AC study of 612 patients, the time in therapeutic range (TTR) was used to compare tecarfarin to warfarin. TTR quantifies the percentage of International Normalized Ratio (INR) values that are in the appropriate range. When the INR values collected in tecarfarin and warfarin were compared, tecarfarin TTR was significantly better than warfarin. This was especially notable because a blinded team of experts reviewed all INR values and made dose adjustments which resulted in the TTR of warfarin being much higher than in a “real world” setting.

Tecarfarin was developed by researchers using a retrometabolic drug design process which specifically targeted a different metabolic pathway than the most commonly prescribed drug for the treatment of thrombosis and AFib. “Drug metabolism” refers to the process by which a drug is inactivated by the body and rendered easier to eliminate or to be cleared by the body. Most approved drugs, including warfarin, the only FDA-approved Vitamin K antagonists, or VKAs, are metabolized in the liver through a pathway known as the Cytochrome 450 system, or CYP450. This pathway has more than 50 enzymes, however 6 of these enzymes are involved in the metabolism (elimination) of 90% of drugs. For example, CYP3A4 is responsible for the metabolism of more than 50% of medicines, and this enzyme is part of warfarin’s metabolism.

By design, tecarfarin utilizes a different metabolic pathway, thereby eliminating CYP450 metabolism in the liver. Patients taking multiple medications that interact with CYP2C9, or CYP3A4, or those with impaired kidney function, can experience an overload in the pathway, creating a bottleneck that often leads to insufficient clearance, which results in the unstable levels of anticoagulation that are well documented with warfarin use.

Our product candidate, tecarfarin, was designed to follow a metabolic pathway distinct from the CYP450 pathway and is metabolized by both CYP450 and non-CYP450 pathways. We believe this may allow elimination by large capacity and non-saturable tissue esterase pathways that exist throughout the body rather than just in the liver. The evidence generated in clinical studies indicates that the design of tecarfarin results in more reliable anticoagulation than the currently available VKA.

VKAs block the production of vitamin K-dependent blood clotting factors, such that the blood is “thinned,” preventing clots, while DOACs directly block the activity of single clotting factors. Vitamin K epoxide Reductase Complex subunit 1 (VKORC1) is a significant enzyme for effective clotting. VKORC1 reduces vitamin K epoxide to its active form (Vitamin K), which is the rate-limiting step in the physiological process of vitamin K recycling. Vitamin K serves as a cofactor for normal function of several clotting/anticoagulation factors including Factors II, VII, IX and X and Proteins C, S, and Z. VKORC1 genetic deficiencies result in increased sensitivity to VKAs, which results in an increase in the risk of significant hemorrhaging. We believe tecarfarin has potency for VKORC1 inhibition similar to warfarin, but it is an investigational new drug, and we must demonstrate it is safe and effective for its proposed indication.

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

There are more than 809,000 Americans with ESKD, with approximately 70% on dialysis, according to the United States Renal Data System. Approximately 100,000 to 150,000 ESKD patients also have AFib. AFib nearly doubles the anticipated mortality and increases the stroke risk by approximately five-fold in these patients. There is evidence that AFib is an independent risk factor for developing ESKD in CKD patients. Both diseases share common risk factors including hypertension, diabetes, vascular disease, and advancing age. Cardiovascular disease contributes to more than half of all deaths among patients with ESKD. According to the Annual Data Report published by the United States Renal Data System, total Medicare spending for patients with ESKD reached $51 billion in 2019, accounting for approximately 7% of the Medicare-paid claims costs.

Patients with ESKD and AFib have very high rates of stroke and death however, there is no standard of care for these patients since there has never been a study demonstrating the benefit of any anticoagulant. These patients have typically been excluded from randomized clinical trials because the approved therapies for AFib have metabolic profiles that may increase drug exposures, thereby increasing the known risks and challenges in managing these patients. The presence of either CKD or AFib, increases the risk of serious thromboembolic adverse clinical outcomes, such as stroke and death. Antithrombotic therapy is typically recommended to decrease this risk in AFib patients, but there are no approved treatment options for patients with ESKD and AFib. Warfarin may cause substantial harm in these patients. Low-dose apixaban (Eliquis) was approved by the FDA for use in ESKD patients on hemodialysis based upon limited pharmacokinetic data from 8 subjects. Although randomized trials of apixaban versus warfarin for AFib have been conducted, those studies excluded patients with severe and end-stage kidney disease. The RENAL-AF (Trial to Evaluate Anticoagulation Therapy in Hemodialysis Patients With Atrial Fibrillation) was terminated early in 2019 by its sponsor. Accordingly, there is no evidence to support the use of any drug for the prevention of thromboembolic events in patients with ESKD and AFib.

Clinical Trials

Tecarfarin has been evaluated in 11 human clinical trials in over 1,000 individuals, which includes eight Phase 1 trials, two Phase 2 trials, and one Phase 2/3 trial evaluating the efficacy and safety of tecarfarin.

In a Phase 2/3 randomized and blinded trial sponsored by ARYx Therapeutics, Inc. in 2008 (EMBRACE -AC study), 612 patients with a variety of indications for chronic anticoagulation were treated with either tecarfarin or warfarin. The primary endpoint of the study was the Time in Therapeutic Range, or TTR, which quantifies the percentage of time a patient is at the desired level of anticoagulation. The degree of anticoagulation is measured by the INR (international normalized ration) which measures the clotting ability of the blood. Individuals with normal clotting ability have an INR of ~1. When a patient is on anticoagulation with a VKA such as warfarin the target range of the INR is usually from 2-3. In clinical practice, the dose of a VKA is adjusted based on periodic measurement of the INR. If he INR is too low then the dose of VKA is increased and if it is too high then the dose of VKA is decreased. Studies of warfarin have shown that the TTR is typically around 50-55%, while the target TTR is at least 70%.

In the EMBRACE -AC study comparing warfarin to tecarfarin, there was a committee of experts that reviewed every INR in every patient. As a result, the TTR’s in this study were higher than in general practice. However, despite this intense oversight of dose adjustment, the INRs actually measured were evaluated and the TTR for tecarfarin was significantly higher than the TTR in warfarin-treated patients. Interestingly the study design called for a method that interpolated INR values for missing data (for example when patients were not taking any medication) and this method resulted in the values looking similar. Tecarfarin appeared to have a favorable safety profile and be well tolerated with only 1.6% of the blinded tecarfarin subjects suffering from major bleeding and no thrombotic events. When thrombotic and major bleeding events during the blinded period were combined, a numerical imbalance favoring tecarfarin over warfarin was seen (warfarin 11 subjects, 3.6%; tecarfarin 5 subjects, 1.6%). The trial however did not meet its primary endpoint of superiority of tecarfarin over warfarin using the interpolation method of calculating TTR.

In a subsequent Phase 1 study with 23 patients with CKD sponsored by Armetheon, Inc. in 2016, the metabolism of warfarin was shown to be significantly inhibited, whereas tecarfarin metabolism was not altered in the setting of significant renal insufficiency. The safety of repeated dosing of tecarfarin in CKD patients was not evaluated in that study. However, if the pharmacokinetic findings of this single-dose study are present with repeated dosing, tecarfarin may have more predictable levels of anticoagulation than warfarin in severe CKD patients.

Our Strategy

Our goal is to build a biopharmaceutical company with a foundation of product candidates that significantly advance patient care in rare cardiovascular conditions. Key elements of our strategy are as follows:

●	Complete the clinical development of and seek FDA approval for tecarfarin for patients with unmet needs in anticoagulation therapy. We intend to initiate a pivotal Phase 3 clinical trial in 2025, subject to funding from additional financings. We believe, based upon the latest feedback that the prior owner of tecarfarin had with the FDA in 2019, a single pivotal trial, if successful, will be sufficient for NDA filing. ACTOR AF: Anti-Coagulation with Tecarfarin on Outcomes in Renal disease and Atrial Fibrillation is designed as a Phase 3, 492-patient, Randomized, Double-Blind, Placebo-Controlled Outcomes Study of Tecarfarin vs. Placebo in Subjects with End-Stage Kidney Disease and Atrial Fibrillation not Currently Treated with Chronic Oral Anticoagulation. If we are able to complete the Phase 3 clinical trial and we are able to obtain FDA approval of our NDA, we believe tecarfarin can be the first approved treatment for patients with ESKD and AFib who are currently without an approved treatment.

●

If we obtain FDA approval of our NDA for our first indication, we intend to seek to expand the label for tecarfarin through a supplemental NDA. We intend to explore the full potential of tecarfarin in additional indications, including the treatment of patients with LVADs and APS who require chronic anticoagulation.

●      An LVAD is an implantable pump attached to the heart, connecting the apex of the left ventricle to the ascending aorta. LVADs are intended to treat patients suffering from advanced heart failure.

●      APS is an autoimmune disorder characterized by an increased tendency to form abnormal blood clots, which can form in nearly any blood vessel in the body, and which can also cause miscarriages in women.

●	If we obtain ODD for use in patients with LVADs, and receive acceptable feedback from the FDA regarding our trial protocol, and subject to funding from additional financings and/or partnerships, we may choose to advance tecarfarin in patients with LVADs as our first indication.

●	We intend to partner and/or in-license and/or acquire clinical-stage cardiovascular products to augment our current pipeline, which consists of one investigational product.

●	Create a commercial infrastructure for our product candidates. If tecarfarin is approved by the FDA, we intend to expand our commercial infrastructure and hire and train a focused and dedicated specialty salesforce which we believe can efficiently cover the top prescribing physicians and approximately 3,000 anticoagulation clinics in the U.S., which presently monitor patients on warfarin.

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

Our Investigational Product Candidate

Tecarfarin for Use in Patients with LVADs

We have also applied for an orphan drug designation (ODD) for the prevention of thrombosis and thromboembolism in patients with left ventricular assist devices (LVADs). There are approximately 15,000 patients in the U.S. with LVADs, and therefore, this meets the prevalence requirement of fewer than 200,000 patients.

Implantable left ventricular assist device (LVAD) therapy is used to improve quality of life, alleviate symptoms, and extend survival rates in patients with advanced heart failure, irrespective of eligibility for cardiac transplant. Patients with LVADs require chronic anticoagulation to reduce the risk of thromboembolic complications, and they commonly experience bleeding events. Recent data reveals that the current standard of care anticoagulant, warfarin, yields suboptimal levels of anticoagulation, leading to excess bleeding complications.

LVAD patients require life-long anticoagulant therapy to reduce the risk of pump thrombosis. Anticoagulation management in patients with LVADs continues to be a challenge. Patients and their clinicians are faced with the daily challenge of needing adequate anticoagulation versus the bleeding risks that are associated with anticoagulation. Warfarin is the recommended oral anticoagulant for all currently available LVAD devices, however, warfarin is known to be a difficult medication to manage due to its narrow therapeutic window, and its many interactions. Recent data also highlights the need for a next generation VKA anticoagulant. The ARIES-HM3 study was designed to evaluate the need for chronic aspirin treatment in patients with the newest LVAD, the HeartMate3. The use of aspirin in LVAD patients was standard but had never been proven to be beneficial. The ARIES study randomized LVAD patients to continued aspirin, along with warfarin. The main finding of the study revealed that aspirin is not helpful in LVAD patients; however, since all patients were receiving warfarin and had careful monitoring of the quality of anticoagulation, the study also provided the opportunity to determine if the quality of anticoagulation provided by warfarin, had an impact on patient outcomes. The predominant findings showed that the average time in the therapeutic range was only 56% with warfarin, far below the target of 70%, and that, despite the superior design of the HM3 device, poor quality anticoagulation was associated with excess thrombotic and bleeding events.

Tecarfarin for Use in Patients with ESKD and AFib

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

Types of Anticoagulants

The prevailing treatment for patients at risk of thrombosis is an oral anticoagulant of which there are two common types: vitamin K antagonists, or VKAs, and direct oral anticoagulants, or DOACs.

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

Warfarin is currently one VKA treatment option for thrombosis in the U.S. and has been in use since the 1950s. However, as reported by the National Center for Biotechnology Information, there are many adverse events associated with warfarin, including bleeding, skin necrosis and hair loss, and warfarin has been reported as number three on the list of drugs implicated in adverse effects causing hospital admission due to its many drug-to-drug interactions. Due to these side effects and the increasing use of DOACs, the use of warfarin has decreased during the last decade.

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

Direct Acting Oral Anticoagulants (DOACs)

DOACs, are a form of treatment that inhibits certain blood clotting factors. While VKAs block the synthesis of vitamin K-dependent blood clotting factors, NOACs block the activity of these clotting factors. There are two classes of DOACs, oral direct thrombin inhibitors and oral direct factor Xa inhibitors. Currently, there are only four DOACs approved by the FDA for use outside of a hospital setting: apixaban (the generic name for Eliquis), dabigatran (the generic name for Pradaxa), rivaroxaban (the generic name for Xarelto) and edoxaban (the generic name for Savaysa). DOACs are generally more rapid in onset and offset of action than VKAs, have few strong drug-to-drug interactions and do not require INR monitoring.

Limitations of DOAC Treatment for Patients with LVADs, ESKD and AFib, and thrombotic APS

DOACs have been approved in the U.S. for the treatment of specific oral anticoagulation indications; however, there are anticoagulation indications for which DOACs are warned against use or are not recommended for use, including for anticoagulation treatment in patients with mechanical heart valves. DOACs do not have the same broad label indication as warfarin and are only indicated for some thrombosis indications.

CENTRAL ILLUSTRATION: Important Considerations for Direct Oral Anticoagulant Use
Anticoagulation Is Being Considered
Is any of the following present?
Thrombotic APS
Rheumatic AF
Mechanical Heart Valves
LVAD
Yes
No
Strong Caution Against DOACs
Avoid DOACs; standard treatment is recommended
Is any of the following present?
Pregnancy
Breastfeeding
Yes
No
Caution Against DOACs
Patients with ESRD were excluded from major trials. Smaller trials showed mixed results.*
ESRD
Yes
No
Is any of the following present?
Catheter-Associated DVT
Splanchnic Vein Thrombosis
CVST
LV Thrombus
Adult Congenital HD
Yes
No
Limited Evidence on DOAC Use
If DOACs are being considered, the uncertainty in the evidence should be discussed with the patients.
DOACs as Viable Standard Treatment
DOACs can be the standard treatment if affordable and available (similar to their usage in VTE† and SPAF)

Bejjani A, et al. J Am Coll Cardiol. 2024;83(3):444–465.

Our Proposed Solution: Tecarfarin for Treatment of ESKD and AFib, Patients with LVADs, and thrombotic APS

Tecarfarin, our lead investigational product candidate, is a VKA, once-daily OAC. Tecarfarin was specifically designed using a retrometabolic drug design which targets a different metabolic pathway than the most commonly prescribed drugs for the treatment of thrombosis and AFib. Like warfarin, tecarfarin will also require INR monitoring. Due to its retrometabolic design, tecarfarin is eliminated by large capacity and non-saturable tissue esterase pathways that exist throughout the body, rather than just in the liver. This is a metabolic pathway that is distinct from the CYP450 pathway and infrequently used by other medications, which could potentially reduce the risk for drug-to-drug interactions. Moreover, unlike warfarin, we do not believe tecarfarin’s metabolism is affected by CYP2C9 genetic variant alleles or by kidney function.

Given the metabolic process and related safety issues with warfarin and the limited treatment indications for which DOACs are approved, we believe there is a significant thrombosis patient population in need of an alternative anticoagulation treatment. The lack of stable and predictable anticoagulation control is particularly problematic in large underserved patient subpopulations with risk factors such as:

●	Patients treated with CYP2C9 interacting drugs;

●	Patients with severely impaired kidney function;

●	Patients with genetic variant alleles for CYP2C9;

●	Patients with LVADs;

●	Patients with mechanical heart valve implants; and

●	Patients treated with thrombotic APS

Tecarfarin Clinical Program

Tecarfarin has been evaluated in eleven clinical trials: eight Phase 1 trials, two Phase 2 trials and one Phase 2/3 trial evaluating the efficacy and safety of tecarfarin. We are currently planning to commence a pivotal Phase 3 trial in 2025. A readout of the two-year animal carcinogenicity study is expected to be completed in first half of 2025. We will also conduct any further trials as may be required by the FDA.

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

Upcoming Pivotal Phase 3 Trial: CLN-515 (ACTOR AF)

In 2019, the United States Food and Drug Administration (the “FDA”), provided input on the Phase 3 trial design for tecarfarin, which was submitted by Espero, the previous owner of tecarfarin. We intend to submit our Phase 3 trial design to the FDA using the same protocol that was submitted by Espero. Assuming the FDA accepts our Phase 3 trial design and we have sufficient funding, we intend to commence the Phase 3 pivotal trial in 2025. Our cash and the proceeds from our initial public offering and the private placement offering that we consummated in July 2023 will only fund our operations for a limited time. The proceeds from our financings to date are insufficient to allow us to fully fund our planned pivotal Phase 3 clinical trial. We will need to raise additional capital for the initiation of enrollment of patients and completion of the planned pivotal Phase 3 trial.

However, there can be no assurance that we will raise sufficient funds to support the planned Phase3 trial or that the trial design will be accepted by the FDA. We are pursuing regulatory approval of tecarfarin as an individual treatment, although we might evaluate, in consultation with the FDA, other potential uses in the future. Our Phase 3 trial is expected to be a randomized, double-blind, placebo-controlled study of tecarfarin in subjects with ESKD and AFib not currently treated with chronic oral anticoagulation. The study will assess the safety and efficacy of evaluate the efficacy and safety of tecarfarin (target INR 2.0-3.0) in subjects with ESKD (stage 5 — eGFR < 15 mL/min/1.73 mm2) and AFib. Subjects must have chronic paroxysmal, persistent or permanent AFib documented. All subjects will undergo genetic testing for VKORC1 prior to randomization, which will also be used for stratification at the time of randomization. Subjects will be randomly assigned to receive either blinded tecarfarin or placebo in a 1:1 ratio. Approximately 540 subjects (270 per arm) will be enrolled in the study.

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

Sub-License

Lee’s Pharmaceutical Holdings Limited License

In September 2015, China Cardiovascular Focus Ltd., a wholly owned subsidiary of Lee’s Pharmaceutical Holdings Limited, or LPH, entered into an agreement (the “LPH License”) with Armetheon, Inc. for the license, development and commercialization of our tecarfarin compound in China, Hong Kong, Macau, Taiwan and Thailand (the “Territory”). In October 2017, Armetheon, Inc. merged with Espero BioPharma, Inc. (“Espero”). The assets owned by Espero were assigned to HESP LLC in a court-approved assignment for the benefit of creditors. On April 1, 2022 we acquired from HESP LLC, pursuant to an asset purchase agreement, the assets related to tecarfarin, including the LPH License. Under the terms of the LPH License, LPH provided a non-refundable up-front payment of $1 million and agreed, during the term of the agreement, not to develop, manufacture or commercialize a competitive product in the Territory. Conversely, we agreed not to develop, manufacture or commercialize a competitive product in the Territory. If all potential development, regulatory and commercial milestones under the LPH License are met, we are entitled to receive payments of approximately $52.0 million. In addition, we are also entitled to receive royalties between 9% to 15% of the net sales of tecarfarin in certain specified markets. The LPH License expires on a country-by-country basis within the Territory, upon the latest of the expiration of the last intellectual property covering the tecarfarin compound in such country of the Territory, or the twelfth anniversary of the first commercial sale of tecarfarin in such country of the Territory.

Manufacturing

We do not have a manufacturing infrastructure and do not intend to develop one. We intend to contract with third parties for the production and packaging of our products and product candidates. With respect to tecarfarin, we have executed contracts with third-party contract pharmaceutical manufacturers for the development of validated processes and the supply of active pharmaceutical ingredient and clinical trial material in accordance with good manufacturing practices.  Such contract manufacturers have the capability to scale up for commercial production of tecarfarin. However, we have not entered into any long-term supply agreements or commercialization partnership with these vendors. Certain material suppliers and manufacturing sites for our products and product candidates are in locations outside of the U.S.

While the materials and substances used in our product candidate are manufactured by more than one supplier, the number of suppliers is limited. In the event it is necessary or advisable to acquire drug materials, substances, and products from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to transfer or redesign our manufacturing processes to work with another company. If approved by the FDA, we anticipate that we will be able to enter into agreements with third parties to manufacture and distribute tecarfarin on commercially reasonable terms.

Sales and Marketing

If any of our product candidates are approved by the FDA or other regulatory authorities, we intend to commercialize our products by leveraging our existing commercial infrastructure and hiring and training a small and dedicated salesforce to commercialize our products in the U.S., and possibly other major markets. In addition, we anticipate entering into a variety of distribution agreements and commercial partnerships in those territories where we do not establish an internal sales force, including if we expand outside of the U.S. We expect that our specialized commercial cardiovascular team would be comprised of experienced marketing and sales management professionals.

Market Opportunity

Based on a 2024 market and pricing study commissioned by us in the LVAD and ESKD with AFib patient populations, we estimate that the annual U.S. market revenue potential for tecarfarin is in excess of $2 billion at estimated orphan drug pricing, assuming that we receive FDA approval and successfully commercialize tecarfarin in accordance with projections.

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

The development and commercialization of new drugs is highly competitive. We face competition with respect to developing our current product candidate, and we will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are seeking to develop tecarfarin as a marketable VKA, once-daily OAC for chronic anticoagulation. If we succeed in developing the lead indication or additional indications, we will face substantial competition. Existing anticoagulant treatments for thrombosis include warfarin and DOACs such as Pradaxa (dabigatran), Xarelto (rivaroxaban), Eliquis (apixaban) and Savaysa (edoxaban) for specific indications. Warfarin is generic and manufactured by multiple generic pharmaceutical companies. The entry of the first generic DOACs, starting with Boehringer Ingelheim’s loss of U.S., Japanese and Canadian patent protection for Pradaxa (dabigatran) in November 2018 and Eliquis and Xarelto by 2026, could increase competition and reduce the total dollars spent on the treatment of thrombosis, as a result of lower generic drug pricing. The next generation of anticoagulants in development, factor XI inhibitors, are currently in Phase 2 and 3 studies. In a statement posted to its website, drugmaker Bayer said the termination of OCEANIC-AF “is based on the recommendation of the study’s Independent Data Monitoring Committee (IDMC) as part of ongoing surveillance which showed an inferior efficacy of asundexian versus the control arm. At the American Heart Association (AHA) 2023 Scientific Sessions, another novel factor XI inhibitor (Anthos Therapeutics), abelacimab, also showed promise for significantly reducing bleeding compared with rivaroxaban in AFib patients at moderate-to-high risk of stroke. The agent curbed bleeding so much in the phase II AZALEA-TIMI 71 trial that it was stopped prematurely and an extension trial was begun for the control arm. However, the impact of abelacimab on stroke remains unclear. In 2022, Merck received fast-track designation for its investigational anticoagulant therapy MK-2060 for the reduction in risk of major thrombotic cardiovascular events in patients with end-stage kidney disease (ESKD).

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

Factors affecting competition in these markets include the financial, research and development, testing, and marketing strengths of individual competitors, trends in industry consolidation, consumers’ product options, product quality, price, technology, reputation, customer service capabilities and access to market partners and customers. Eliquis is manufactured and distributed by Bristol Myers Squibb, Pradaxa is manufactured and distributed by Boehringer Ingelheim, Xarelto is manufactured and distributed by Janssen Pharmaceuticals, and Savaysa is manufactured and distributed by Daiichi Sankyo. Each of these organizations has a long operating history, extensive resources, strong brand recognition and large customer base. As a result, we expect they will be able to devote greater resources than we can to the manufacture, promotion and sale of their products, receive greater resources and support than we will from market partners and independent distributors, initiate and withstand substantial price competition, and take advantage more readily than we could of acquisition and other strategic market opportunities. In addition, these or other organizations could succeed in developing new products that perform better or more cost-effectively than our products and product candidates in their respective markets. Moreover, changes in health trends, diet or other factors could substantially reduce the commercial attractiveness or viability of anti-anginal, anticoagulant, anti-arrhythmic and anti-platelet products.

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

Intellectual Property

Our success will significantly depend upon our ability to obtain and maintain patent and other intellectual property and proprietary protection for our drug candidates, including market and data exclusivity granted by regulatory agencies and composition of matter, dosage, method of use, and formulation patents, as well as patent and other intellectual property and proprietary protection for our novel biological discoveries and other important inventions and know-how. In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed, or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

We have two issued U.S. patents directed to tecarfarin, and a pending provisional application. The expiration date of the issued patents is April 8, 2024 for both our composition of matter patent and our method of treatment patent, not including any possible patent term extension. Foreign patents corresponding to the tecarfarin patents expire in 2025. In the absence of (i) future ODD marketing exclusivity granted by the FDA, (ii) future market and data exclusivity granted by regulatory agencies and (iii) additional patent filings covering new inventions, upon expiration of our issued patents, we would not be able to adequately protect our intellectual property, and competitors would be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

However, in the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of fourteen years from the date of product approval. Only one patent among those eligible for an extension may be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted. Provisions are available in certain other jurisdictions to extend the term of a patent that covers an approved drug or to provide data exclusivity. For example, data exclusivity in the EU may be available for ten years from approval and in Japan for eight years from approval. It is possible that issued U.S. patents covering tecarfarin may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

Data Exclusivity

If tecarfarin is approved by the FDA, we expect to receive five years of data exclusivity, often referred to as new chemical entity exclusivity, for our tecarfarin new drug application (“NDA”), so long as FDA has not approved a drug containing the same active moiety as tecarfarin. It is possible that the FDA may disagree with our position and not approve tecarfarin or grant new chemical exclusivity to our NDA for tecarfarin. Assuming the FDA approves tecarfarin and new chemical entity exclusivity is granted, during the five-year period, no generic applicant can file an abbreviated new drug application (“ANDA”) referencing our NDA for tecarfarin, unless the generic applicant challenges a patent listed in the FDA Orange Book for the referenced NDA, in which case the generic applicant can file after four years. If the patent is asserted against the generic applicant within 45 days of receipt of a required notice letter by the generic applicant, the generic ANDA cannot be approved by FDA for up to thirty months.

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

The pharmaceutical industry has been and continues to be affected by federal and state legislation that alters the pricing, coverage, and reimbursement landscape. The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products and product candidates profitably. For example, in the first quarter of 2018, President Trump signed a law requiring pharmaceutical companies to pay for a substantially larger percentage of the coverage gap, or the so-called “donut hole,” between regular and catastrophic Medicare Part D prescription drug coverage, a change that is estimated to have a multi-billion-dollar effect on brand-name drug companies. Additional changes could be made in the future to governmental healthcare programs and many other laws that could significantly impact the success of our products.

Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act (IRA), which includes provisions that effectively authorize the government to establish prices for certain high-spend single-source drugs and biologics reimbursed by the Medicare program, starting in 2026 for Medicare Part D drugs and 2028 for Medicare Part B drugs. It is not yet certain which products the federal government will select and subject to government-established prices, or how the federal government will establish prices for selected products, as the IRA specifies a ceiling price but not a minimum price. One or more of our product candidates, if approved, could be selected and subject to the government-established price.

The IRA also contains provisions that impose rebates if certain prices increase at a rate that outpaces the rate of inflation, beginning October 1, 2022, for Medicare Part D drugs and January 1, 2023, for Medicare Part B drugs. Separate IRA provisions redesign the Medicare Part D benefit in various ways, including by shifting a greater portion of costs to manufacturers within certain coverage phases and replacing the Part D coverage gap discount program with a new manufacturer discounting program. Failure to comply with IRA provisions may subject manufacturers to various penalties, including civil monetary penalties. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as the federal government has yet to make various IRA implementation decisions.

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

Human Capital-Employees

As of March 8, 2024, we had four employees, all of which are full-time, and engage approximately fifteen consultants and contractors. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated as a Delaware corporation in January 2022. Our principal executive offices are located at 822 A1A North, Suite 306, Ponte Vedra, Florida 32082, and our telephone number is (904) 300-0701. Our website address is www.cadrenal.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase our Common Stock.

Facilities

Our corporate headquarters are located at 822 A1A North, Suite 306, Ponte Vedra, Florida 32082, which are leased pursuant to a Lease Agreement dated October 15, 2022 with Veranda III Partners, Ltd. (the “Lease Agreement”). The Lease Agreement has an initial term of 24 months commencing on November 1, 2022. The monthly rent is $2,167. We believe that these headquarters are adequate for our current operations and needs.

Legal Proceedings

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

Available Information

Our website address is www.cadrenal.com.  We will file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and will file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at http://cadrenal.com/investors/SEC filings. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

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

We may take advantage of some or all of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, or the SEC. We may choose to take advantage of some but not all of these reduced burdens. For example, we have taken advantage of the reduced reporting requirements with respect to disclosure regarding our executive compensation arrangements, have presented only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, and have taken advantage of the exemption from auditor attestation on the effectiveness of our internal control over financial reporting. To the extent that we take advantage of these reduced burdens, the information that we provide stockholders may be different than you might obtain from other public companies in which you hold equity interests.

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

We are a recently formed company that was formed in January 2022 and have had limited operations to date. We have to manufacture product, complete clinical trials and receive regulatory approval of new drug applications, or NDAs, before commercial sales of our product candidates can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with building and expanding clinical development pharmaceutical businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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

We are a development-stage company and our success is dependent upon our ability to obtain regulatory approval for and commercialize our product candidate, tecarfarin, and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and lead product, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. In fact, though individual team members have experience running clinical trials and our Chief Executive Officer has been involved with the development of tecarfarin for five years, as a company we have yet to prove that we can successfully run a clinical trial. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

Our cash and the proceeds of our initial public offering and the private placement offering that we consummated in July 2023 will only fund our operations for a limited time, and we will need to raise additional capital to fund our planned pivotal Phase 3 clinical trial and to support our development and commercialization efforts for our product candidate, tecarfarin.

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

We believe that our existing cash, which includes the net proceeds from our initial public offering and the private placement offering that we consummated in July 2023, will be sufficient in the aggregate to meet our anticipated cash requirements for at least the next twelve months. We will, however, require additional financing as we continue to execute our business strategy, including that we will require additional funds for the initiation of enrollment of patients and completion of the planned pivotal Phase 3 trial. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Our present and future capital requirements will depend on many factors, including:

●	the outcome, timing and cost of our Phase 3 clinical trial to obtain regulatory approval for tecarfarin in the United States;

●	the costs of manufacturing our clinical product and establish commercial drug supply

●	the degree and rate of market adoption of our products, if approved;

●	the emergence of new, competing technologies and products;

●	the costs of R&D activities we undertake to develop new products and indications;

●	the costs of commercialization activities, including sales, marketing and manufacturing;

●	the costs of building an internal sales force meeting our requirements for the marketing and sale of our product candidates, if approved;

●	our ability to collaborate with third parties on the development and commercialization of our product candidates and products;

●	the level of working capital required to support our growth; and

●	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.

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

Our need for future financing may result in the issuance of additional securities, which will cause investors to experience dilution.

Our cash requirements may vary from those now planned, depending upon numerous factors, including the results of future research and development activities. We expect our expenses to increase if and when we initiate and conduct additional clinical trials, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders.

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

Our business and future success depends upon our ability to obtain regulatory approval of and then successfully commercialize our product candidate, tecarfarin. Tecarfarin is in late clinical stage development. Our main focus and the investment of a significant portion of our efforts and financial resources is expected to be in the development of our only product candidate, tecarfarin, for which we are currently planning a Phase 3 clinical trial. We believe that the proceeds from our initial public offering and the private placement offering that we consummated in July 2023 will not provide us with sufficient funds to initiate or complete this pivotal Phase 3 clinical trial. Even though we are pursuing a registration pathway based on specific FDA input and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, the results of the trial being successful, and FDA acceptance of the data to support approval. We also rely on third parties to conduct the appropriate clinical trials, and their failure to perform in accordance with applicable law would have a negative effect on our regulatory submission.

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

We possess toxicology, pharmacokinetic, and other preclinical data and clinical data on tecarfarin from studies and trials conducted several years ago by third parties. As of now, tecarfarin has been tested in eleven clinical trials and is now in preparation to enter a pivotal Phase 3 trial. There is no guarantee that Phase 1 or Phase 2 results can or will be replicated by the pivotal Phase 3 study. Further, as the clinical trials were conducted by third parties and were completed prior to our ownership of the technology and data, we cannot be assured that such trials were conducted in compliance with applicable statutes, rules, regulations, and guidelines applicable to such trials.

Previous clinical trials using tecarfarin have had different trial designs, doses, parameters and endpoints than the planned Phase 3 clinical trial that is expected to serve as a basis for approval of tecarfarin. We have not received FDA input on our Phase 3 protocol and there can be no assurance that the planned protocol will be accepted by the FDA. We plan to use a fixed dose in future clinical trials that we believe provides good coverage given the dose ranges tested clinically; however, it is possible that the dose selected will not be the optimal dose and so drug effects may be limited or not be demonstrated sufficiently in clinical testing.

As all of our clinical trials to date were conducted by third parties, we cannot be assured that such clinical trials were in compliance with applicable laws, rules and regulations.

We did not acquire tecarfarin until April of 2022, and do not have first-hand knowledge of how the Phase 1 and Phase 2 clinical trials were completed. As such, we cannot be assured that such clinical trials were conducted in full compliance with applicable laws, rules and regulations. Additionally, we cannot be assured historical data for such trials are accurate and sufficient for acceptance by the FDA. While we are not aware of any issues in relation to such trials and the performance thereof, we cannot be assured that we may learn in the future that there was a failure to abide by such laws, rules and regulations, which could potentially expose us to issues with regards to our Phase 3 clinical trials or otherwise create risks unknown to us with regards to our technology.

Our efforts to develop our product candidate may not generate data sufficient to support an application for regulatory approval.

Despite the global burden of cardiovascular disease, investment in cardiovascular drug development has stagnated over the past two decades, with relative underinvestment compared with other therapeutic areas. The reasons for this trend are multifactorial, but of primary concern is the high cost of conducting cardiovascular outcome trials in the current regulatory environment that demands a direct assessment of risks and benefits, using clinically meaningful cardiovascular endpoints. In addition, clinical trials are difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. There is no guarantee that our clinical trials will reach statistical significance on their endpoints, or demonstrate superiority to warfarin or any other therapy. A failure of one or more of clinical trials can occur at any stage of testing. Our product candidate may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications. In addition, we may experience other numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to continue development. Development stage risks include the following:

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

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

●	the data collected from pre-clinical and clinical trials may not be accurate or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the relevant laws, approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA Fast Track designation. However, a Fast Track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we have received Fast Track designation for tecarfarin for the prevention of systemic thromboembolism of cardiac origin in patients with ESKD and AFib, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. A resurgence of COVID-19 or another pandemic or epidemic would likely make this even more challenging. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase, and the completion of our trials may be delayed or our trials could become too expensive to complete.

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

Our marketing and sales operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and false claims laws. With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. We also are subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Federal Healthcare Program Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, most of our interactions with customers, including our proposed sales, marketing, and scientific/educational grant programs. We are also subject to complex laws and regulation regarding reporting and payment obligations as a result of our participation in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, and other government drug programs. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries. If investigated, we could be forced to incur substantial expense responding to the investigation and defending our actions. If unsuccessful in our defense, we could be found to be in violation and subject to substantial fines and penalties,

We currently do not have any long-term supply agreements or commercialization partnerships with third-party manufacturers for the production and distribution of tecarfarin and intend to rely upon third parties to produce and distribute our product candidate.

We have executed contracts with third-party contract pharmaceutical manufacturers for the development of validated processes and the supply of active pharmaceutical ingredients and clinical trial material in accordance with good manufacturing practices. Such contract manufacturers have the capability to scale up for commercial production of tecarfarin. However, we have not entered into any long-term supply agreements or commercialization partnership with these vendors. Certain material suppliers and manufacturing sites for our products and product candidates are in locations outside of the U.S. While the materials and substances used in our product candidate are manufactured by more than one supplier, the number of suppliers is limited. In the event it is necessary or advisable to acquire drug materials, substances, and products from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to transfer or redesign our manufacturing processes to work with another company. If approved by the FDA, we anticipate that we will be able to enter into agreements with third parties to manufacture and distribute tecarfarin on commercially reasonable terms.

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

The development and commercialization of new drugs is highly competitive. We face competition with respect to developing our current product candidates, and we will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are seeking to develop tecarfarin as an oral and reversible anticoagulant (blood thinner), to prevent heart attacks, strokes, and deaths due to blood clots in patients with certain rare medical conditions. If we succeed in developing tecarfarin, we shall face substantial competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary anticoagulant therapies, which have substantially more resources than we do and substantially more experience developing and marketing pharmaceuticals. Many of our competitors have drugs that have already been commercialized and therefore benefit from being first to market their products. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of competing drugs and potentially competing drugs. Our competitors are or may be attempting to develop therapeutics for our target indications.

Factors affecting competition in these markets include the financial, research and development, testing, and marketing strengths of individual competitors, trends in industry consolidation, consumers’ product options, product quality, price and technology, reputation, customer service capabilities and access to market partners and customers. Eliquis is manufactured and distributed by Bristol Myers Squibb, Pradaxa is manufactured and distributed by Boehringer Ingelheim, Xarelto is manufactured and distributed by Janssen Pharmaceuticals, and Savaysa is manufactured and distributed by Daiichi Sankyo. We may not be able to successfully compete with these existing products. Each of these organizations has a long operating history, extensive resources, strong brand recognition and large customer bases. As a result, we expect they will be able to devote greater resources than we can to the manufacture, promotion and sale of their products; receive greater resources and support than we will from market partners and independent distributors; initiate and withstand substantial price competition; and take advantage more readily than we could of acquisition and other strategic market opportunities. In addition, these or other organizations could succeed in developing new products that perform better or more cost-effectively than our products and product candidates in their respective markets. Moreover, changes in health trends, diet or other factors could substantially reduce the commercial attractiveness or viability of the markets for anti-anginal, anticoagulant, anti-arrhythmic and anti-platelet products.

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

Although certain of our employees have commercialization experience, as a company we do not have an internal sales force and we currently have only limited commercial capabilities. We intend to establish an internal specialty sales force for the promotion and sale of tecarfarin, if approved. Establishing a pharmaceutical sales force is a difficult undertaking. Experienced and competent sales representatives and sales managers must be recruited, hired, trained, assigned appropriate territories, managed and compensated in such a way that they can achieve success in selling products to a sophisticated audience of healthcare professionals who frequently have little or no time to spend with sales personnel. In addition, our prospective sales force must compete against the sales forces of some of the largest and most successful pharmaceutical companies in the world, who will be promoting competing products. If we fail to hire and field a high-quality sales force, we may be unable to generate expected revenues and profits.

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

We plan to rely on collaboration and other agreements with third parties with respect to our product candidates and future marketed products. Our current or any future collaborations or license arrangements may not be successful. With respect to the product candidates we have out-licensed, including our rights to tecarfarin in China, we depend upon collaborations with third parties to develop these product candidates in the licensed territories and we will depend substantially upon third parties to commercialize these product candidates. If we are unable to maintain current collaborations or enter into additional collaborations with established pharmaceutical or pharmaceutical service companies to provide the services we need, we may not be able to successfully commercialize our products.

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

Global health crises may adversely affect our planned operations.

Our business and the businesses of our third-party pharmaceutical manufacturers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of COVID-19. If there is a resurgence of COVID-19 or if we experience another global health crisis, we could experience delays in patient enrollment and significant disruptions to our clinical development timelines. If we experience delays in patient enrollment or patient dropouts and we deem it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects. We may experience disruptions as a result of the resurgence of COVID-19 or another global health crisis, including:

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

Our business and the business of the suppliers of our clinical product candidate may be materially and adversely affected by a global health crisis, including a resurgence of COVID-19, including the delay or complete or partial closure of clinical trial sites or one or more manufacturing facilities which could impact our supply of our clinical product candidate. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

In addition, a global health crisis could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office, or due to quarantines. A global health crisis could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The extent to which a resurgence of COVID-19 or another global health crisis may impact our business and clinical trials is highly uncertain and cannot be predicted with confidence. While the original spread of COVID-19 has been mitigated, the continued emergence of novel virus strains means there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit the commercialization of any future products we develop.

We face an inherent risk of product liability as a result of the clinical testing of tecarfarin and any of our future product candidates. We will face further risk if we commercialize tecarfarin or any of our product candidates. For example, we may be sued if any product we sell or any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial losses or be required to limit the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

Global climate change and related regulations could negatively affect our business.

The effects of climate change, such as extreme weather conditions, create financial risks to our business. For example, the demand for our products may be affected by unseasonable weather conditions. The effects of climate change could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Climate change is continuing to receive ever-increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. For example, new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require increased capital expenditures to improve our product portfolio to meet such new laws, regulations and standards. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulatory standard levels, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.

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

Our success largely depends on our ability to obtain and maintain exclusivity for our proprietary product candidates through market and data exclusivity granted by regulatory agencies in the United States and other countries with respect to our proprietary product candidates as well as through patent protection. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Generally, the patent position of pharmaceutical companies is highly uncertain. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in post-grant review procedures, oppositions, derivations, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenge may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.

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

Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease the use of such trademarks.

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

Furthermore, while we have engaged intellectual property counsel to assist in protecting our patent ownership rights, to date, we have not had intellectual property counsel conduct a freedom to operate analysis regarding our tecarfarin product. As a result, we cannot be certain that we will not be exposed to third-party legal claims, liabilities and/or litigation actions when we seek to develop, make and market products using our tecarfarin technology.

If we are sued for infringing the intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

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

There is a substantial amount of intellectual property litigation in the pharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates, including interference and other administrative proceedings before the USPTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products, or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. In the United States, proving invalidity (except in proceedings before the USPTO) requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing, or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such a third party in order to use the infringing technology and continue developing, manufacturing, or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorney’’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the enforcement or defense of our or our collaboration partner’’ issued patents, all of which could harm our business, results of operations, and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO, and the relevant law-making bodies in other countries, the laws, and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us.

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

Our issued patents expire in 2024 and 2025 and therefore we will lose protection from such patents in the next several years.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if we obtain patents covering our product candidates, once the patent life has expired for a product, we may be open to competition from other products. If the lives of our patents are not sufficient to effectively protect our products and business, our business and results of operations will be adversely affected. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

We will lose effective patent protection in the United States, as well as key countries outside of the United States, in the next several years. See supra Intellectual Property Section. With respect to tecarfarin, we have two issued U.S. patents directed to tecarfarin. The expiration dates of the U.S. patents are 2024 for both a composition of matter patent and a method of treatment patent and our foreign patents expire in 2025. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

For non-biologic products, loss of exclusivity (whether by expiration of legal rights or by termination thereof as a consequence of litigation) typically results in the entry of one or more generic competitors, leading to a rapid and severe decline in revenues, especially in the United States. Historically, outside the United States, the market penetration of generics following loss of exclusivity has not been as rapid or pervasive as in the United States; however, generic market penetration is increasing in many markets outside the United States, including Japan, Europe, and many countries in the emerging markets. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or marketing alternative products or formulations that compete with our patented intellectual property.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

We anticipate that many of the people that we expect to hire as employees, including our one current employee, were previously employed at other pharmaceutical companies. Some of these employees may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third-party. Litigation may be necessary to defend against such claims. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third-party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

On September 6, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), requiring listed securities to maintain a minimum bid price of $1.00 per share because our closing bid price for the last 30 consecutive business days was below $1.00 per share. Pursuant to the Rule, we have 180 calendar days (until March 4, 2024), to regain compliance with the Nasdaq Listing Rules (the “Compliance Period”). Compliance is generally achieved by meeting the price requirement for a minimum of 10 consecutive business days. However, Nasdaq may, in its discretion, require a company to satisfy the applicable price-based requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that a company has demonstrated an ability to maintain long-term compliance. For the period January 19, 2024 through February 7, 2024, representing 14 consecutive business days, our Common Stock traded above $1.00 per share. However, we never received notification from Nasdaq that we regained compliance. On February 16, 2024, we requested an additional 180 calendar days to comply with the Rule. On March 5, 2024, we received written notification from Nasdaq granting our request for a 180-day extension or until September 3, 2024 to regain compliance with the Rule. Compliance is generally achieved by meeting the minimum bid price of $1.00 per share (the “Price Requirement”) for a minimum of 10 consecutive business days. However, the Staff may, in its discretion, require a Company to satisfy the applicable Price Requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. In the event we fail to regain compliance with the Rule and Nasdaq provides notice that our Common Stock is subject to delisting, we will have the right to a hearing before Nasdaq’s Hearing Panel. We do not expect Nasdaq to respond to our request until after the Compliance Period has expired.

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

Investors should consider an investment in our Common Stock risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors who purchase our Common Stock may not be able to sell their shares at or above the purchase price. Our stock price has been volatile and may be volatile in the future. Since our securities began trading on Nasdaq, the closing price of our Common Stock has fluctuated between a high of $4.12 on January 20, 2023 and a low of $0.41 on November 13, 2023. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. Some of the factors that may cause the market price of our Common Stock to fluctuate include:

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

The trading market for our Common Stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage, and the analysts who publish information about our Common Stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event any of the industry or financial analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the biopharmaceutical industry have declined significantly after those companies have failed to meet, or often times failed to exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Common Stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our officers, directors, and principal stockholders exercise significant control over our Company, and may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our executive officers, directors and principal stockholders who beneficially own more than 5% or more of our outstanding Common Stock, in the aggregate, beneficially own shares representing approximately 57.21%   of our outstanding capital stock. Quang Pham, our Chief Executive Officer, beneficially owns 39.51% of our outstanding capital stock. As a result, Mr. Pham alone and together with these other stockholders, acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to the perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over our company.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans and outstanding warrants, could result in additional dilution of the percentage ownership of our stockholders and could depress the market price of our Common Stock.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock.

Pursuant to our 2022 Successor Equity Incentive Plan, our management is authorized to grant equity awards to our employees, officers, directors and consultants. Initially, the aggregate number of shares of our Common Stock that might be issued pursuant to stock awards under our 2022 Successor Equity Incentive Plan was 2,000,000 shares, of which 269,551 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline. Further, the issuance of the shares of Common Stock underlying outstanding stock options and warrants will have a dilutive effect on the percentage ownership held by holders of our Common Stock.

Anti-takeover provisions in our charter documents, and under Delaware law, could make an acquisition of our company, which may be beneficial to our stockholders, more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our Common Stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our Common Stock that will prevail in the market will ever exceed the price that you pay. For additional information about our dividend policy, see the “Dividend Policy” in Part II, Item 5 of this Annual Report.

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

As a public company, we have incurred and will continue to incur legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or SOX, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank. The listing requirements of the Nasdaq Stock Market, and the rules of the SEC require that we satisfy certain corporate governance requirements. Our management and other personnel are required to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Beginning with this Annual Report, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

To date, we have not identified any material weaknesses in our review of our internal controls for the purpose of providing the reports required by these rules. In the future, if we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could decline, and we could also become subject to investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq or other adverse consequences that would materially harm our business and reputation.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our Common Stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our Common Stock) or a public float (based on our Common Stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock.

Our Amended and Restated Certificate of Incorporation, as amended, authorizes the issuance of 75,000,000 shares of our Common Stock and 7,500,000 shares of preferred stock. We currently have 16,008,469 shares of Common Stock outstanding, options exercisable to purchase 2,195,000 shares of Common Stock, and 4,674,786 warrants exercisable to purchase shares of Common Stock. In certain circumstances, the Common Stock, as well as the awards available for issuance under our equity incentive plans, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of preferred stock and Common Stock. In addition, the issuance of certain securities, including pursuant to the terms of our stockholder rights plan, may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the Common Stock.

Future sales of our Common Stock could cause the market price for our Common Stock to decline.

We cannot predict the effect, if any, that market sales of shares of our Common Stock or the availability of shares of our Common Stock for sale will have on the market price of our Common Stock prevailing from time to time. Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that those sales will occur, could cause the market price of our Common Stock to decline or be depressed.

Because we will not declare cash dividends on our Common Stock in the foreseeable future, stockholders must rely on appreciation of the value of our Common Stock for any return on their investment.

We have never declared or paid cash dividends on our Common Stock. We currently anticipate that we will retain any future earnings from the development, operation and expansion of our business and will not declare or pay any cash dividends in the foreseeable future. As a result, only appreciation of the price of our Common Stock, if any, will provide a return to investors in this offering. See “Dividend Policy” in Part II, Item 5 of this Annual Report.

There is no public market for the outstanding warrants.

There is no established public trading market for any outstanding warrants and we do not expect a market to develop. None of our warrants are listed on a national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the warrants will be limited.

Holders of the outstanding warrants will have no rights as common stockholders with respect to the shares our Common Stock underlying the warrants until such holders exercise their warrants and acquire our Common Stock, except as otherwise provided in the warrants.

Until holders of the outstanding warrants acquire shares of our Common Stock upon exercise thereof, such holders will have no rights with respect to the shares of our Common Stock underlying such warrants, except to the extent stated in the warrant. Upon exercise of the warrants, the holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cyber risk management protocol designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management protocol incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have undertaken, on an annual basis, to conduct an assessment of our cyber risk management processes and controls to identify, quantify, and categorize material cyber risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We consult with a third-party specialist with regard to our cyber risk management processes and controls.

Our management team is responsible for oversight and administration of our cyber risk management protocol, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Cadrenal’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, or private sources. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on Cadrenal’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Cadrenal acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Capital Market under the symbol “CVKD” since January 20, 2023. The last price of our common stock as reported on the Nasdaq Capital Market on March 7, 2024 was $0.64 per share.

Stockholders

We have two classes of stock, undesignated preferred stock, par value $0.001 per share, and common stock, par value $0.001 per share. No shares of preferred stock have been issued or are outstanding. As of March 7, 2024, we had 28 common stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

The following table presents information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans, which as of December 31, 2023 was only the Initial Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,175,000	$0.86	685,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,175,000	$0.86	685,000

2022 Successor Equity Incentive Plan

See “Equity Incentive Plans—2022 Successor Equity Incentive Plan” in Part III, Item 11 for a description of the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan.

Recent Sales of Unregistered Securities

We have not issued unregistered securities to any person during the year ended December 31, 2023 that were not previously disclosed in our filings with the SEC.

Use of Proceeds

On January 24, 2023, we consummated our initial public offering of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7.0 million which resulted in net proceeds to us of approximately $5.4 million, after deducting underwriting discounts and commissions of $490,000, underwriter non-accountable expenses of $70,000, and offering-related transaction costs of approximately $1.0 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Our shares of common stock commenced trading on the Nasdaq on January 20, 2023 under the symbol “CVKD.” The offering has terminated.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2023 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Company Overview

We are developing tecarfarin, a late-stage novel oral and reversible anticoagulant (blood thinner), to prevent heart attacks, strokes, and deaths due to blood  clots in patients with certain rare medical conditions. Tecarfarin has orphan drug and Fast Track designations for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with ESKD and AFib. We are also pursuing additional regulatory strategies for unmet needs in anticoagulation therapy for patients with LVADs and those with thrombotic APS. These patients have historically been treated with warfarin, which has been shown to be challenging and unreliable. The direct oral anticoagulants, which are an alternative to warfarin for certain indications, are contraindicated for LVAD patients and have been associated with an increased risk for recurrent thrombosis in patients with APS.

Tecarfarin is specifically designed to target a different metabolism pathway than the most commonly prescribed drugs used in the treatment of thrombosis and AFib. Tecarfarin has been evaluated in eleven (11) human clinical trials conducted by its previous owners and other third parties in over 1,003 individuals (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease (“CKD”). In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients having completed it, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding and there were no thrombotic events. Five patients died during the trial, but only one death due to intracerebral hemorrhage was considered to be possibly related to the tecarfarin.

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

The prevailing treatment for thrombosis is with an oral anticoagulant, either a VKA, like warfarin, or non-vitamin K oral anticoagulant (“DOAC”). VKAs block the production of vitamin K-dependent blood clotting factors, such that the blood is “thinned,” preventing clots, while DOACs directly block the activity of certain of these clotting factors. Tecarfarin, like warfarin, is a VKA.

Initial Public Offering

On January 24, 2023, we consummated our initial public offering (the “IPO”) of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000. Our shares of common stock commenced trading on the Nasdaq on January 20, 2023 under the symbol “CVKD.”

Private Placement

On July 12, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which we sold to the Investor in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq), (i) an aggregate of 1,300,000 shares of common stock, (ii) in lieu of additional share of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,985,715 shares of common stock, and (iii) accompanying common warrants (the “Common Warrants”) to purchase up to an aggregate of 4,285,715 shares of common stock. The combined purchase price of each share and accompanying Common Warrants was $1.75. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $1.7499.

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

Results of Operations

The following table summarizes our results of operations for the fiscal year ended December 31, 2023 and for the period January 25, 2022 (inception) to December 31, 2022.

	Year Ended December 31, 2023	January 25, 2022 (inception) through December 31, 2022
Operating expenses:
General and administrative expenses	$3,549,514	$2,307,503
Research and development expenses	4,081,349	392,859
Depreciation expense	1,980	1,266
Total operating expenses	7,632,843	2,701,628
Loss from operations	(7,632,843)	(2,701,628)
Other (income) expense:
Interest and dividend income	(249,092)	(21)
Interest expense	3,534	40,213
Interest expense, amortization of debt discount	13,567	66,913
Change in fair value of derivative liabilities	216,095	3,905,596
Loss on extinguishment of debt	740,139	-
Total other (income) expense	724,243	4,012,701
Net loss and comprehensive loss	$(8,357,086)	$(6,714,329)

General and administrative expenses

General and administrative expenses were $3,549,514 for the year ended December 31, 2023 compared to $2,307,503 for the period January 25, 2022 (inception) to December 31, 2022. The $1,242,011 or 54% increase can be attributed to a $654,768 increase in personnel-related expenses, a $276,046 increase in insurance expenses, a $132,650 increase in consulting fees, a $161,035 increase in professional fees, and a $468,262 increase in other expenses as the Company expanded operations and incurred additional expenses associated with being a publicly-traded company. These increases were partially offset by a $450,750 decrease in stock-based compensation due to the timing of vesting.

Research and development expenses

Research and development expenses were $4,081,349 for the year ended December 31, 2023 compared to $392,859 for the period January 25, 2022 (inception) to December 31, 2022. The $3,688,490 increase can be primarily attributed to the issuance of 600,000 shares of common stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. The remainder of the increase can be primarily attributed to additional personnel-related expenses and stock-based compensation, as the Company did not hire a full-time Chief Medical Officer until January 2023.

Interest and dividend income

Interest and dividend income was $249,092 for the year ended December 31, 2023. This represents the interest and dividend income earned from our investments in money market funds from the proceeds of our IPO and July 2023 PIPE financing.

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

Loss on extinguishment of debt

We recorded a $740,139 loss on the extinguishment of debt during the year ended December 31, 2023. This loss represents the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. To date, we have funded our operations from the proceeds of the sale of convertible notes, and the nonconvertible notes and warrants issued in November 2022, as well as our IPO completed in January 2023 and our Private Placement consummated in July 2023. We had a net loss of $8,357,086 for the year ended December 31, 2023 which included $4,682,454 of non-cash expenses. Cash used in operating activities for the year ended December 31, 2023 totaled $3,530,323. As of December 31, 2023, we had cash and cash equivalents of approximately $8.4 million and no debt. Our current cash and cash equivalents balance as of March 8, 2024 of approximately $6.9 million, is sufficient to fund our operations for at least the next twelve months; however, we expect to require additional funding to complete our planned Phase 3 clinical trial and submit our NDA. In order to fund the commencement and completion of our Phase 3 clinical trial, we intend to raise additional funds through equity and debt financings as well as potential partnering relationships. However, there can be no assurance that we will be able to complete any additional financings or partnering relationships on terms acceptable to us or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Year Ended December 31, 2023	January 25, 2022 (inception) through December 31, 2022
Cash used in operating activities	$(3,530,323)	$(1,204,770)
Cash used in investing activities	(3,254)	(2,279)
Cash provided by financing activities	11,903,491	1,239,635
Net increase in cash	8,369,914	32,586
Cash and cash equivalents, beginning of period	32,586	-
Cash and cash equivalents, end of period	$8,402,500	$32,586

Operating activities

During the year ended December 31, 2023, cash used in operating activities was $3,530,323. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $3,674,632 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $144,309 in cash primarily from a $672,295 decrease in deferred equity offering costs, partially offset by a decrease in accrued liabilities of $225,645 and a decrease in accounts payable of $237,578.

During the period January 25, 2022 (inception) to December 31, 2022, cash used in operating activities was $1,204,770. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $1,812,505 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $607,735 in cash primarily from a $404,897 increase in accounts payable and an $863,622 increase in accrued liabilities partially offset by a $672,295 increase in deferred equity offering costs.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities totaled $11,903,491 as we completed our IPO in January 2023, generating net proceeds of $5,408,575, and we completed a private placement financing in July 2023, generating net proceeds of $6,494,916. We also received $250,000 from the exercise of warrants that we issued in November 2022, which proceeds were used to repay the notes that were issued in November 2022.

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

Item 8. Financial Statements and Supplementary Data.

CADRENAL THERAPEUTICS, INC.

FINANCIAL STATEMENTS

Contents

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID #100)	F-2
Balance Sheets at December 31, 2023 and 2022	F-3
Statements of Operations and Comprehensive Loss for the Year ended December 31, 2023, and for the period from January 25, 2022 (inception) through December 31, 2022	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the Year ended December 31, 2023, and for the period from January 25, 2022 (inception) through December 31, 2022	F-5
Statements of Cash Flows for the Year ended December 31, 2023, and for the period from January 25, 2022 (inception) through December 31, 2022	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cadrenal Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cadrenal Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023 and for the period from January 25, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from January 25, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, New Jersey

March 8, 2024

PCAOB ID No. 100

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$8,402,500	$32,586
Prepaid expenses	89,673	22,715
Deferred offering costs	-	672,295
Total current assets	8,492,173	727,596
Property, plant and equipment, net	2,287	1,013
Right of use assets	20,998	43,578
Other assets	3,792	5,987
Total assets	$8,519,250	$778,174
Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$167,319	$404,897
Accrued liabilities	638,206	863,564
Operating lease liability	21,350	22,288
Promissory note payable, net of debt discount	-	43,728
Total current liabilities	826,875	1,334,477
Convertible note payable, net of debt discount - related parties	-	442,960
Convertible note payable, net of debt discount	-	110,380
Derivative liabilities	-	4,379,944
Accrued interest	-	40,213
Operating lease liability, noncurrent	-	21,350
Total liabilities	826,875	6,329,324
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 13,022,754 shares issued and outstanding as of December 31, 2023; 8,193,875 shares issued and outstanding as of December 31, 2022	13,022	8,194
Additional paid-in capital	22,750,768	1,154,985
Accumulated deficit	(15,071,415)	(6,714,329)
Total stockholders’ equity (deficit)	7,692,375	(5,551,150)
Total liabilities and stockholders’ equity (deficit)	$8,519,250	$778,174

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2023	January 25, 2022 (inception) through December 31, 2022
Operating expenses:
General and administrative expenses	$3,549,514	$2,307,503
Research and development expenses	4,081,349	392,859
Depreciation expense	1,980	1,266
Total operating expenses	7,632,843	2,701,628
Loss from operations	(7,632,843)	(2,701,628)
Other (income) expense:
Interest and dividend income	(249,092)	(21)
Interest expense	3,534	40,213
Interest expense, amortization of debt discount	13,567	66,913
Change in fair value of derivative liabilities	216,095	3,905,596
Loss on extinguishment of debt	740,139	-
Total other (income) expense	724,243	4,012,701
Net loss and comprehensive loss	$(8,357,086)	$(6,714,329)

Net loss per common share, basic and diluted	$(0.62)	$(0.85)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	13,491,980	7,890,507

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	8,193,875	$8,194	$1,154,985	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	1,400,000	1,400	5,407,175	-	5,408,575
Issuance of common shares to settle convertible debt	1,140,700	1,140	1,139,560	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	1,300,000	1,300	6,493,616	-	6,494,916
Issuance of common shares from exercise of warrants	250,000	250	249,750	-	250,000
Issuance of common shares to settle asset purchase obligation	600,000	600	2,999,400	-	3,000,000
Issuance of restricted common shares for consulting services	77,340	77	108,199	-	108,276
Equity-based compensation - options, restricted stock and RSUs	60,839	61	602,044	-	602,105
Net loss	-	-	-	(8,357,086)	(8,357,086)
Balance, December 31, 2023	13,022,754	$13,022	$22,750,768	$(15,071,415)	$7,692,375

For the period from January 25, 2022 (inception) through December 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 25, 2022	-	$-	$-	$-	$-
Issuance of founder shares	7,950,000	7,950	-	-	7,950
Equity-based compensation - options, restricted stock and RSUs	243,875	244	927,805	-	928,049
Issuance of placement agent warrants	-	-	51,621	-	51,621
Issuance of investor warrants	-	-	175,559	-	175,559
Net loss	-	-	-	(6,714,329)	(6,714,329)
Balance, December 31, 2022	8,193,875	$8,194	$1,154,985	$(6,714,329)	$(5,551,150)

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	January 25, 2022 (inception) through December 31, 2022
Cash flows from operating activities:
Net loss	$(8,357,086)	$(6,714,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,980	1,266
Equity-based compensation	710,381	928,049
Amortization of debt discount	13,567	66,913
Change in fair value of derivative liabilities	216,095	3,905,596
Loss on extinguishment of debt	740,139	-
Non-cash lease expense	292	-
Issuance of shares to settle asset purchase agreement	3,000,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(66,958)	(22,715)
Deferred offering costs	672,295	(672,295)
Other assets	2,195	(5,987)
Accounts payable	(237,578)	404,897
Accrued liabilities	(225,645)	863,622
Accrued interest	-	40,213
Net cash used in operating activities	(3,530,323)	(1,204,770)
Cash flows used in investing activities:
Purchase of property and equipment	(3,254)	(2,279)
Net cash used in investing activities	(3,254)	(2,279)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of debt issuance costs	-	1,011,964
Proceeds from issuance of convertible notes, net of debt issuance costs	-	219,721
Proceeds from issuance of founder shares	-	7,950
Proceeds from issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	6,494,916	-
Proceeds from exercise of warrants	250,000	-
Repayment of promissory notes	(250,000)	-
Proceeds from sale of common stock in initial public offering, net of offering costs	5,408,575	-
Net cash provided by financing activities	11,903,491	1,239,635
Net change in cash	8,369,914	32,586
Cash and cash equivalents – beginning of the period	32,586	-
Cash and cash equivalents – end of the period	$8,402,500	$32,586

Suplemental disclosure of non-cash investing activity:
Non-cash right of use assets and operating lease liabilities	$-	$47,090
Supplemental disclosure of non-cash financing activity:
Issuance of common shares to settle convertible debt	$1,140,700	$-
De-recognition of derivative liabilities	$4,596,039	$-
Non-cash debt issuance costs - placement agent warrants	$-	$51,621
Fair value of financial instruments at issuance	$-	$474,349
Issuance of investor warrants	$-	$175,559

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 (inception) in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal is developing tecarfarin for unmet needs in anticoagulation therapy. Tecarfarin is a late-stage novel oral and reversible anticoagulant (blood thinner) to prevent heart attacks, strokes, and deaths due to blood clots in patients with rare cardiovascular conditions. Tecarfarin has orphan drug and fast-track designations from the FDA for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib). The Company is also pursuing additional regulatory strategies for unmet needs in anticoagulation therapy for patients with left ventricular assist devices (LVADs) and those with thrombotic antiphospholipid syndrome (APS). The direct-acting oral anticoagulants (DOACs), which are an alternative to warfarin for certain indications, are contraindicated for LVAD patients and have been associated with an increased risk for recurrent thrombosis in patients with APS.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the fair presentation of the Company’s financial statements for the periods presented. The Company’s date of inception was January 25, 2022, and the fiscal year-end is December 31.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred operating losses, and negative cash flows from operations. For the year ended December 31, 2023, the Company had a net loss of $8,357,086, which included $4,682,454 of non-cash expenses. Cash used in operations for the year ended December 31, 2023 totaled $3,530,323. As of December 31, 2023, the Company had cash and cash equivalents of $8,402,500, net working capital of $7,665,298, and an accumulated deficit of $15,071,415.

The Company’s cash and cash equivalents balance of approximately $6.9 million as of March 8, 2024 is expected to be sufficient to fund its operations for at least the next twelve months from the date of the filing of its Annual Report on Form 10-K, however, the Company will require additional funding to complete its planned Phase 3 clinical trial and submit its NDA.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. The Company accounts for certain redemption features that are associated with convertible notes as liabilities at fair value and adjusts the instruments to their fair value at the end of each reporting period. Derivative financial liabilities are initially recorded at fair value, with gains and losses arising from changes in the fair value recognized in other (income) expense in the accompanying statements of operations and comprehensive loss for each reporting period while such instruments are outstanding. The embedded derivative liabilities are valued using a probability-weighted expected return model. If the Company repays the noteholders or if, during the next round of financing, the noteholders convert the debt into equity, the derivative financial liabilities will be de-recognized and reclassified to stockholders’ equity (deficit) on that date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other third-party costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. The Company completed its initial public offering on January 24, 2023, and the offering costs were recorded against the proceeds of the offering. As of December 31, 2023, there were no deferred offering costs.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$8,287,843	$-	$-	$8,287,843
Total financial liabilities	$8,287,843	$-	$-	$8,287,843

Financial Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Financial Liabilities:
Derivative liabilities	$-	$-	$4,379,944	$4,379,944
Total financial liabilities	$-	$-	$4,379,944	$4,379,944

The following table summarizes the changes in the fair value of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3)

Derivative Liabilities
Balance at December 31, 2022	$4,379,944
Change in fair value	216,095
De-recognition of derivative liabilities	(4,596,039)
Balance at December 31, 2023	$-

Derivative Liabilities
Balance at January 25, 2022	$-
Fair value of financial instruments at issuance	474,348
Change in fair value	3,905,596
Balance at December 31, 2022	$4,379,944

The carrying amounts of cash and cash equivalents, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022

Accrued consulting fees	$4,000	$165,192
Accrued compensation	596,131	605,290
Other	38,075	93,082
Total accrued liabilities	$638,206	$863,564

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

Note 6. Debt

Debt outstanding is presented on the balance sheets as follows:

	December 31, 2023	December 31, 2022
Convertible notes payable - related parties	$-	$550,000
Debt issuance costs	-	(107,040)
	-	442,960

Convertible note payable	-	575,000
Debt issuance costs	-	(464,620)
	-	110,380

Promissory note payable	-	250,000
Debt issuance costs	-	(206,272)
	-	43,728

Total debt, net	$-	$597,068

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

Boustead Private Placement Notes

In July 2022, the Company issued convertible promissory notes in the aggregate amount of $450,000 (the “July 2022 Notes”), in August 2022, the Company issued a convertible promissory note in the amount of $50,000 (the “August 2022 Note”) and in September 2022, the Company issued convertible promissory notes in the aggregate amount of $75,000 (the “September 2022 Notes” and together with the July 2022 Note and the August 2022 Note, the “Private Placement Notes”). The July 2022 Notes, the August 2022 Note and the September 2022 Notes bore interest at 6% and mature on September 13, 2025 (“Maturity Date”).

The principal amount due under the July 2022 Notes, the August 2022 Note and the September 2022 Notes (and any accrued but unpaid interest under the July 2022 Notes, the August 2022 Note and the September 2022 Notes) was to be automatically converted, on or before the Maturity Date, into Next Equity Securities in the Next Equity Financing. The July 2022 Notes, the August 2022 Note and September 2022 Notes were convertible into shares of common stock at a conversion price equal to the quotient obtained by dividing (i) the entire principal amount of the July 2022 Notes, the August 2022 Note and the September 2022 Notes, plus (if applicable) any accrued but unpaid interest under the July 2022 Notes, the August 2022 Note and the September 2022 Notes by (ii) sixty percent (60%) of the price per share of the Next Equity Securities sold in the Next Equity Financing. In the event of a Change of Control (as defined in the Private Placement Notes) which occurred prior to repayment in full of the July 2022 Notes, the August 2022 Note or the September 2022 Notes, immediately prior to the Change of Control, the outstanding principal and any accrued but unpaid interest on the July 2022 Notes, the August 2022 Note and the September 2022 Notes was to convert directly into our common equity (or directly into proceeds paid to the holders of our common equity in connection with the Change of Control) at a price per share that is 60% of the price per share of common equity paid at the Change of Control. Boustead Securities, LLC (“Boustead”) acted as the placement agent for the private placement and received as part of its compensation and five-year warrants to purchase shares of the Company’s common stock at a price equal to the conversion price of the Private Placement Notes in an amount equal to 6% of the shares of common stock underlying the Private Placement Notes. The Company has determined that the warrants issued to the placement agent receive equity treatment. The warrants were recorded at fair value at issuance and recorded as debt issuance costs associated with the Boustead Private Placement Notes.

The Company had determined the redemption features in the Private Placement Notes contained rights and obligations for conversion contingent upon a potential future financing event or a change in control, and that such features were required to be bifurcated from the host debt instrument and accounted for as a derivative liability to be remeasured at the end of each reporting period.

The Company evaluated whether the July Notes, August Note, and September 2022 Notes contained embedded features that meet the definition of derivatives under FASB ASC 815, Derivatives and Hedging. The Company determined that these redemption features contained rights and obligations for conversion contingent upon a potential future financing event or a change in control. Thus, the embedded put options were bifurcated from the face value of the July, August and September Notes and accounted for as derivative liabilities to be remeasured at the end of each reporting period with the change in the fair value included in other expenses, in the accompanying statements of operations and comprehensive loss. The fair value of the put option derivative liabilities at issuance was $339,934, with the offsetting amount being recorded as a debt discount. The debt discount was being amortized to interest expense using the effective interest method over the expected term of the July, August and September 2022 Notes. The effective interest rates of the July, August and September 2022 Notes were 36.3%, 26.1%, and 28.8%, respectively, compared to a stated interest rate of 6.0%.

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

The Company’s operating lease ROU assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Assets
Right of use assets	$20,998	$43,578
Liabilities
Current
Operating lease liabilities	$21,350	$22,288
Noncurrent
Operating lease liabilities	-	21,350
Total operating lease liabilities	$21,350	$43,638

Operating lease expenses were $26,555 and $4,394 for the years ended December 31, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $26,003 for the year ended December 31, 2023 and $4,334 for the year ended December 31, 2022. The remaining operating lease term was 10 months, and the operating lease discount rate was 12% as of December 31, 2023.

Future annual lease payments under non-cancellable operating leases as of December 31, 2023 were as follows:

2024	$22,319
Total lease payments	22,319
Less: Imputed interest	969
Total operating lease liabilities	$21,350

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

The Pre-Funded Warrants and the Common Warrants issued in the Private Placement provide that the holder thereof has the right to participate in distributions or dividends paid on the Company’s shares of Common Stock on an as converted basis. They also provide that a holder of Pre-Funded Warrants or Common Warrants, as applicable, will not have the right to exercise any portion of its Pre-Funded Warrants or Common Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 9.99% for the Pre-Funded Warrants and 4.99% for the Common Warrants of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The Common Warrants may be exercised on a cashless basis if a registration statement registering the shares of Common Stock underlying the Common Warrants is not effective. The Pre-Funded Warrants may be exercised on a cashless basis.

Warrant Summary

The following table summarizes the total warrants outstanding at December 31, 2023:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of December 31, 2022	New Issuance	Exercised	Outstanding as of December 31, 2023
Placement agent warrants	July - Sept 2022	$3.00	July - Sept 2027	11,500	-	-	11,500
Placement agent warrants	Nov 2022	$1.00	Nov 2027	15,000	-	-	15,000
Investor warrants	Nov 2022	$1.00	Earlier of IPO or Nov 2027	250,000	-	(250,000)	-
Representative warrants	Jan 2023	$6.00	Jan 2028	-	84,000	-	84,000
Pre-funded investor warrants	July 2023	$0.0001	Once exercised	-	2,985,715	-	2,985,715
Common warrants	July 2023	$1.75	Jan 2029	-	4,285,715	-	4,285,715
Placement agent warrants	July 2023	$2.1875	Jan 2029	-	278,571	-	278,571
				276,500	7,634,001	(250,000)	7,660,501

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Plans in connection with awards was 2,000,000 shares, of which 685,000 remained available for issuance as of December 31, 2023. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2022 Plan.

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

Weighted average assumptions used in the Black-Scholes model are set forth below:

	Year Ended December 31, 2023	January 25, 2022 (inception) to December 31, 2022
Risk-free interest rate	4.51%	2.98% – 4.10%
Dividend yield	-	-
Expected term (years)	5.33	5.27 – 5.81
Volatility	70.7%	62.4% – 62.5%

Activity under the Plans for the period from December 31, 2022 to December 31, 2023 is set forth below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,100,000	$0.84	9.57	$4,578,000
Granted	75,000	1.20	9.56	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2023	1,175,000	$0.86	8.64	$105,000
Options vested and exercisable at December 31, 2023	584,724	$0.77	8.56	$10,808
Options vested and expected to vest as of December 31, 2023	1,175,000	$0.86	8.64	$105,000

The weighted average grant date fair value of options granted to date was $1.09. At December 31, 2023, the Company had $676,479 of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 1.4 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On January 24, 2023, the Company granted 50,000 shares of the Company’s common stock to the Company’s Chief Financial Officer. The shares were fully vested on the date of grant.

On March 30, 2023, the Company issued 10,839 shares of its common stock to a consultant for services rendered.

On March 31, 2023, the Company issued 77,340 shares of its common stock for services to be performed from April through September 2023.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Year Ended December 31, 2023	January 25, 2022 (Inception) to December 31, 2022
General and administrative	$340,499	$791,247
Research and development	369,882	136,802
Total stock-based compensation	$710,381	$928,049

Note 11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Year Ended December 31, 2023	January 25, 2022 (Inception) to December 31, 2022
Numerator:
Net loss	$(8,357,086)	$(6,714,329)
Denominator:
Weighted average common shares outstanding	13,491,980	7,890,507
Net loss per share, basic and diluted	$(0.62)	$(0.85)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	1,175,000	1,100,000
Warrants to purchase common stock	7,660,501	276,500
Total anti-dilutive common stock equivalents	8,835,501	1,376,500

Note 12. Income Taxes

The Company’s loss before provision (benefit) for income taxes for the year ended December 31, 2023 and for the period from January 25, 2022 (inception) to December 31, 2022 was generated in the following jurisdictions:

	Year Ended December 31, 2023	January 25, 2022 (Inception) to December 31, 2022
Domestic	$(8,357,086)	$(6,714,329)
Foreign	-	-
Loss before income taxes	$(8,357,086)	$(6,714,329)

The Company’s provision is $0, which is primarily driven by the federal and state statutory income tax rates on current-year losses, offset by the Company’s full valuation allowance.

The components of income tax expense (benefit) were as follows for the year ended December 31, 2023 and for the period from January 25, 2022 (inception) to December 31, 2022:

	Year Ended December 31, 2023	January 25, 2022 (Inception) to December 31, 2022
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the year ended December 31, 2023 and for the period from January 25, 2022 (inception) to December 31, 2022, as follows:

	Year Ended December 31, 2023	January 25, 2022 (Inception) to December 31, 2022
Tax benefit at statutory tax rate	$(1,754,988)	$(1,410,009)
State benefit, net of federal benefit	(136,314)	(263,978)
Permanent differences	27,006	8,910
Equity-based compensation	3,150	125,248
Deferred rate change	17,642	-
Derivatives	141,457	1,003,603
Other	47	-
Increase in valuation allowance	1,702,000	536,226
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are shown below. The Company has established a full valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The increase in the valuation allowances of $1,702,000 for the year ended December 31, 2023 was primarily due to an increase in the Company’s net operating losses and capitalized research costs occurring during the current year.

The components of deferred tax assets and liabilities consisted approximately of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$1,099,000	$298,000
Equity-based compensation	138,000	44,000
Capitalized research costs	807,000	55,000
Lease liabilities	5,000	-
Accruals and other temporary differences	137,000	135,000
Total deferred tax assets	2,186,000	532,000
Convertible debt	-	(53,000)
Right of use assets	(5,000)	-
Valuation allowance for deferred tax assets	(2,181,000)	(479,000)
Net deferred tax asset	$-	$-

As of December 31, 2023, the Company has net operating loss carryforwards of approximately $4.7 million and $2.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. As of December 31, 2022, the Company has net operating loss carryforwards of approximately $1.2 million and $1.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The Company’s US federal and state net operating loss carryovers of $4.7 million and $1.2 million as of December 31, 2023 and 2022, respectively, can be carried forward indefinitely, but the deduction related to these net operating losses is limited to 80% of taxable income when utilized in future years.

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

At December 31, 2023, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations and comprehensive loss. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the federal and state taxing authorities to the extent that the Company’s tax attributes are utilized in future years to offset income or income taxes.

Note 13. Subsequent Events

The Company has evaluated events that occurred through March 8, 2024, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements except for the transactions described below.

On January 22, 2024, the Company received a notice to exercise 1,444,715 Pre-Funded Warrants for proceeds of $144. On February 5, 2024, the Company received a notice to exercise 1,267,000 Pre-Funded Warrants for proceeds of $127. On February 26, 2024, the Company received a notice to exercise 274,000 Pre-Funded Warrants for proceeds of $27. As a result of the respective Pre-Funded Warrant exercises, the Company issued 2,985,715 shares of common stock. As of February 26, 2024, there are no Pre-Funded Warrants outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2023.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

The following table sets forth information concerning our directors and executive officers, including their ages, as of March 8, 2024. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Executive Officers and Directors
Quang Pham	59	Chairman and Chief Executive Officer
Matthew Szot	49	Chief Financial Officer
Douglas Losordo	65	Chief Medical Officer
Jeffrey Cole	56	Chief Operating Officer

Non-Employee Directors
Robert Lisicki	56	Director
John R. Murphy	73	Director
Glynn Wilson	76	Director
Steven Zelenkofske	64	Director

Quang Pham, Chairman and Chief Executive Officer

Quang Pham has served as our Chief Executive Officer since he formed the Company. He previously served as Chief Executive Officer, Chairman of the Board of Directors and founder of Espero BioPharma, Inc. (“Espero”), the previous sponsor of the tecarfarin IND, since its formation in March 2015 until July 2020, at which time a petition for assignment for the benefit of creditors was filed in the Delaware Chancery Court, seeking an assignment of Espero’s assets. He then served as a consultant to HESP LLC, the assignee of Espero, from July 2020 until December 2021. From February 2012 to August 2015, Mr. Pham was a partner with D+R LATHIAN, LLC, a life sciences multichannel marketing agency. Prior to joining D+R LATHIAN, he founded and served as Chairman and Chief Executive Officer of Lathian Systems, Inc., a digital and database marketing company serving the pharmaceutical industry from 2000 until 2003 and from 2008 until 2012 when the company was acquired by D&R Communications, LLC in February 2012. He has a Bachelor of Arts in Economics from UCLA, and served as a U.S. Marine Corps Officer. We believe Mr. Pham is qualified to serve on our Board of Directors because of his significant business, mergers and acquisitions, and fundraising experience, numerous interactions with the FDA, continuous six-year history with tecarfarin development, and his extensive knowledge of the pharmaceutical industry and our competitors.

Matthew Szot, Chief Financial Officer

Matthew Szot has served as our Chief Financial Officer since May 2022. From March 2010 to November 2021, Mr. Szot served as Executive Vice President and Chief Financial Officer of S&W Seed Company, a Nasdaq-listed agricultural seed biotechnology company. Since September 2020, Mr. Szot has served on the Board of Directors and as Chairman of the Audit and Compensation Committees of INVO Bioscience, Inc., a Nasdaq-listed commercial-stage fertility company. He also serves on the Board of Directors and serves as Chairman of the Audit Committee of SenesTech, Inc., a Nasdaq-listed life science company with next-generation technologies for managing animal pest populations through fertility control. From June 2018 to August 2019, Mr. Szot served on the Board of Directors and as Chairman of the Audit Committee of Eastside Distilling, a Nasdaq-listed craft spirits company. From 2007 until 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to 2006, he served as Chief Financial Officer of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated from the University of Illinois, Champaign-Urbana with a BS in Agricultural Economics/Accountancy. He is a Certified Public Accountant in the State of California. Mr. Szot brings a wealth of knowledge in mergers and acquisitions, corporate strategy, equity and debt financings, corporate governance, SEC reporting and compliance, and developing and implementing financial and operational workflows and process improvements. He also has extensive experience in international operations, joint ventures, and technology license agreements.

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

Jeffrey Cole, Chief Operating Officer

Jeffrey Cole has served as our Chief Operating Officer since February 8, 2024 and has served as a consultant to the Company since November 2023. Mr. Cole brings over 25 years of experience in global pharmaceutical manufacturing and commercial operations, finance, and corporate development.. Since August 2010, Mr. Cole has served as Principal of J. Scott Capital, LLC, a firm that provides executive and capital resources to emerging growth life science organizations. From March 2015 to July 2020, he served as President, Chief Financial Officer, Board Director and co-founder of Espero BioPharma, Inc. From August 2010 to February 2015, he served as President and co-founder of Marcas USA, LLC, a marketer and distributor of over-the-counter pharmaceuticals. From May 2008 to August 2010, Mr. Cole was Chief Financial Officer of Legacy Pharmaceuticals International GmbH, a global contract manufacturing organization, and founding President of its generic pharmaceuticals subsidiary Solco Healthcare U.S., Inc. From February 2002 to May 2008, Mr. Cole held various executive positions at Valeant Pharmaceuticals International, Inc. (now Bausch Health Companies), a NYSE-listed company, including General Manager, Vice President of Corporate Development, and Chief Financial Officer for North America. Prior to the pharmaceutical industry, Mr. Cole worked in the technology industry and also served as Principal in the Financial Management Consulting practice at PricewaterhouseCoopers. Mr. Cole holds an MBA with honors from the University of Michigan and a BS in accounting from the University of Southern California.

Robert Lisicki

Mr. Lisicki, has served on our Board of Directors since July 23, 2023. He currently serves as an independent consultant and advisor to both public and private pharmaceutical and biotechnology companies. Since January 8, 2024 has served as the President and COO of Zura Bio, a clinical stage auto-immune company. Since October of 2023, Mr. Lisicki has served as an Independent Director of Adiso Therapeutics, a privately held clinical-stage auto-immune company. From October 2022 until March 2023, he served as the Chief Executive Officer and board member of InCarda Therapeutics, Inc., a privately held clinical-stage biopharmaceutical company focused on cardiovascular diseases. Previously, he served as Executive Vice President and Chief Commercial Officer of Arena Pharmaceuticals (“Arena”) from November 2018 until March 2022, when Arena was acquired by Pfizer, Inc. Prior to joining Arena, Mr. Lisicki served as General Manager, Vice President Cardio-Metabolic and Inflammation at Regeneron Pharmaceuticals, Inc. from June 2018 to November 2018, leading the Company’s U.S.-based cardiovascular and inflammation business, and Senior Vice President of Sales and Marketing and Chief Customer Officer at Daiichi Sankyo, Inc. from August 2014 until February 2018, with responsibility for the company’s U.S.-based cardiovascular and oncology therapeutics. Mr. Lisicki also held several management positions at Amgen Inc. between 2005 and 2014, including Vice President and General Manager, responsible for a 700+ person sales force in the U.S. His U.S. leadership experiences included such market shaping products Enbrel and Prolia. During his tenure he also covered several ex-U.S. regions, and worked as an International Franchise Lead running the development and international strategies and business plans across Amgen’s portfolio including Nephrology, Cardiology, Bone and Oncology. Mr. Lisicki held various sales and marketing positions at Johnson & Johnson Corporation. Mr. Lisicki brings over 25 years of experience in biopharmaceutical management, sales and marketing to the Company. Mr. Lisicki holds a Bachelor of Science degree in Finance and Business Administration from the State University of New York at Albany. Mr. Lisicki is qualified to serve on our Board of Directors due to his public company experience and his biopharmaceutical management, sales, and marketing experience.

John R. Murphy

John R. Murphy has served on our Board of Directors since January 19, 2023. Since 2003, John R. Murphy has served on the Board of Directors of O’Reilly Automotive, Inc., where he served as Chairman of the Audit Committee from 2003 until 2019. Currently, he serves on the Audit Committee and Human Capital and Compensation Committee (Chair). Mr. Murphy also served on the Board of Directors of Summit Materials, Inc. from 2012 to 2024, where he was the Chair of the Audit Committee. Previously he served as a Director, Audit Committee Chairman, and Member of the Nominating and Governance Committee of Apria, Inc. (“Apria”) from August 2019 until April 2022. He also served on the Board of Directors of Alight Solutions LLC and was the Audit Committee Chairman from February 2020 until May 2022 and DJO Global, Inc. from 2012 until 2019. Mr. Murphy also previously served on the Board of Directors of Graham Packaging, Inc. and Accuride Corporation, Inc. He previously served as Interim Chief Financial Officer of Summit Materials, Inc. in 2013, Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation from 2009 to 2010, and Chief Financial Officer, then President and Chief Operating Officer, then President and Chief Executive Officer with Accuride Corporation, Inc. from 1998 to 2008. Mr. Murphy holds a Bachelor of Science in Accounting from Pennsylvania State University and a Master of Business Administration from the University of Colorado, and is a Certified Public Accountant. We believe Mr. Murphy is qualified to serve on our Board of Directors due to his substantial experience guiding public company boards and knowledge and experience as chief financial officer.

Glynn Wilson, Ph.D.

Dr. Glynn Wilson has served on our Board of Directors since January 19, 2023. He has served on the Board of Directors of Jupiter Wellness, Inc. (“Jupiter”) since November 2018, serving as Chairman since October 2019. Dr. Wilson also serves as Jupiter’s Chief Scientific Officer since April 2021 and served as its Head of Research and Development from October 2019 to July 2021. Dr. Wilson previously served as a Director of TapImmune, Inc. from February 2005 until October, 2018 and as Chief Executive Officer from July 2009 through September 2017. Dr. Wilson also served as President of Auriga Laboratories, Inc. from June 1, 2005 through March 13, 2006, and as Chief Scientific Officer from March 13, 2016 through August 25, 2006. He was the Chief Scientific Officer at Tacora Corporation from 1994 to 1997 and was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998. Dr. Wilson was Research Area Head, Cell and Molecular Biology in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals from 1984 – 1989 and Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994. He was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979. Dr. Wilson is a recognized leader in the development of drug delivery systems and has been involved in taking lead products & technologies from concept to commercialization.

Dr. Wilson has a Ph.D. in Biochemistry and conducted medical research at The Rockefeller University, New York. We believe that Dr. Wilson’s extensive background of success in corporate management and product development, with tenures in both multinational and start-up biotech organizations, will assist us as we work to complete our drug development and commercialization activities.

Steven Zelenkofske, D.O.

Dr. Steven Zelenkofske has served on our Board of Directors since January 19, 2023. Dr. Zelenkofske has served on the Board of Directors of Dinaqor AG since May 2020. He is currently serving as President of SLZ Consulting, LLC. He has served as Chief Medical Officer of SwanBio Therapeutics since June 1, 2020 until September 2022. Dr. Zelenkofske is also an advisor to Veralox Therapeutics, Inc., as Chair of the Scientific Advisory Board, a position he has held since March 2020. Previously, he served as Executive Vice President and Chief Medical Officer of Achillion Pharmaceuticals, Inc. from August 2018 until April 2020. Dr. Zelenkofske also served as Chief Medical Officer of uniQure N.V., from June 2017 to August 2018. Prior to joining uniQure, N.V., Dr. Zelenkofske was Vice President and Therapeutic Head of Cardiovascular/Metabolism for AstraZeneca, a biopharmaceutical company, from November 2014 to June 2017. From January 2009 to November 2014, Dr. Zelenkofske was Senior Vice President Clinical and Medical Affairs and Chief Medical Officer of Regado Biosciences, Inc., a biotechnology company. Dr. Zelenkofske has held leadership positions at Sanofi-Aventis, Boston Scientific, a medical device company, and Novartis Pharmaceuticals, a global healthcare company. Dr. Zelenkofske holds Bachelor of Science and Master of Science degrees from Emory University and a Doctor of Osteopathic Medicine degree from the Philadelphia College of Osteopathic Medicine. He conducted his graduate medical education at the Philadelphia College of Osteopathic Medicine and is board-certified in internal medicine, cardiology and cardiac electrophysiology. We believe that Dr. Zelenkofske is qualified to serve on our Board of Directors due to his knowledge and experience working in the biotech and pharmaceutical space will assist us as we work to complete our drug development and commercialization activities.

Selection of Officers

Our executive officers serve at the discretion of our Board of Directors. There are no familial relationships among our directors and executive officers.

Board Composition

Pursuant to our amended and restated certificate of incorporation, our Board of Directors is divided into three classes — Class I, Class II, and Class III — with each class serving staggered three-year terms and subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our Board of Directors consists of five members, as a classified board of directors. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during 2024 for the Class II directors, 2025 for the Class III directors and 2026 for the Class I directors. Our directors are divided among the three classes as follows:

●	the Class I directors are Quang Pham and Glynn Wilson and their terms will expire at the annual meeting of stockholders to be held in 2026;

●	the Class II directors are Robert Lisicki and John Murphy and their terms will expire at the annual meeting of stockholders to be held in 2024; and

●	the Class III director is Steven Zelenkofske and his term will expire at the annual meeting of stockholders to be held in 2025.

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

Principal Investigator

Sean Pokorney, M.D.

Sean Pokorney has been designated as our Principal Investigator. Dr. Pokorney is a cardiologist, electrophysiologist and researcher specializing in patients with ESKD and AFib. He is an Assistant Professor of Medicine at Duke University and is a member of the Duke Clinical Research Institute. We entered into a Scientific Advisory Board and Consulting Agreement with Dr. Pokorney (“Pokorney Agreement”), dated June 15, 2022, which provides that he shall be granted stock options, pursuant to the Cadrenal Therapeutics, Inc. 2022 Equity Incentive Plan, to purchase 100,000 shares of our Common Stock at an exercise price per share equal to the fair market value per share of the Company’s Common Stock on the date of the grant, which stock options will vest over a three-year vesting schedule. The Pokorney Agreement further provides that we shall pay Dr. Pokorney at the rate of $650 per hour for services that exceed the scope of work of general members of the Scientific Advisory Board.

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

Director Independence

Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of our Board of Directors. The rules of the Nasdaq Stock Market, as well as those of the SEC, impose several requirements with respect to the independence of our directors. Our Board of Directors has conducted a review of its proposed composition, the composition of its proposed committees and the independence of each director in accordance with these rules. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Robert Lisicki, John R. Murphy, Dr. Steven Zelenkofske, and Dr. Glynn Wilson do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the Nasdaq Stock Market and the SEC. In making this determination, our Board of Directors considered relationships that each director has with the Company, including the transactions described under the section entitled “Certain Relationships and Related Party Transactions.”

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below. Each committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market, copies of which are available on our website at www.cadrenal.com. Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors. From time to time, our Board of Directors may establish other committees to facilitate the management of our business as it sees fit and in accordance with applicable law and our corporate governance documents.

The following table shows the directors who are currently members or Chairman of each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Quang Pham	—	—	—
Robert Lisicki	—	Member	Member
John Murphy	Chair	Member	—
Glynn Wilson	Member	—	Chair
Steven Zelenkofske	Member	Chair	Member

Audit Committee. Our Audit Committee consists of John Murphy, Dr. Steven Zelenkofske and Dr. Glynn Wilson, with John Murphy serving as the Chair of the Audit Committee. Our Board of Directors has determined that all of the directors who serve on our Audit Committee are independent within the meaning of the rules and regulations of the Nasdaq Stock Market and Rule 10A-3 under the Exchange Act. In addition, our Board of Directors has determined that John Murphy qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Stock Market. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. Specifically, the audit committee will:

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

Compensation Committee. Our Compensation Committee consists of Dr. Steven Zelenkofske, Robert Lisicki, and John Murphy, with Dr. Steven Zelenkofske serving as the Chair of the Compensation Committee. Our Board of Directors has determined that all of the directors who serve on our compensation committee are independent under the listing standards, are “non-employee directors” as defined in rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee will also:

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Dr. Glynn Wilson, Robert Lisicki and Dr. Steven Zelenkofske, with Dr. Glynn Wilson serving as the Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee oversees and assists our Board of Directors in reviewing and recommending nominees for election as directors. All members who serve on the Nominating and Corporate Governance Committee are independent directors as defined under the listing standards of the Nasdaq Stock Market. Specifically, the corporate governance and nominating committee will:

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

Candidates for director should have certain minimum qualifications, including the ability to understand basic financial statements, being over 21 years of age, having relevant business experience (taking into account the business experience of the other directors), and having high moral character. The Nominating and Corporate Governance Committee retains the right to modify these minimum qualifications from time to time.

In evaluating an incumbent director whose term of office is set to expire, the Nominating and Corporate Governance Committee reviews such director’s overall service to the Company during such director’s term, including the number of meetings attended, level of participation, quality of performance, and any transactions with the Company engaged in by such director during his term.

When selecting a new director nominee, the Nominating and Corporate Governance Committee first determines whether the nominee must be independent for Nasdaq purposes or whether the candidate must qualify as an “audit committee financial expert.” The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm to assist in the identification of qualified director candidates. The Nominating and Corporate Governance Committee also will consider nominees recommended by our stockholders. The Nominating and Corporate Governance Committee does not distinguish between nominees recommended by our stockholders and those recommended by other parties. The Nominating and Corporate Governance Committee evaluates the suitability of potential nominees, taking into account the current board composition, including expertise, diversity and the balance of inside and independent directors. The Nominating and Corporate Governance Committee does not have a set policy or process for considering diversity in identifying nominees, but endeavors to establish a diversity of background and experience in a number of areas of core competency, including business judgment, management, accounting, finance, knowledge of our industry, strategic vision, research and development and other areas relevant to our business. In considering any person recommended by one of our stockholders, the Nominating and Corporate Governance Committee will look for the same qualifications that it looks for in any other person that it is considering for a position on the Board of Directors.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Ethics”) that is applicable to all of our employees, officers and directors. The full text of our Code of Ethics is available on our website at www.cadrenal.com. If we amend or grant any waiver of a provision of our Code of Ethics that applies to our directors or executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law. The information on the website is not and should not be considered part of this Annual Report and is not incorporated by reference in this Annual Report.

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the Nasdaq Stock Market. The Trading Policy provides Cadrenal’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of confidential information. It prohibits trading in certain circumstances and applies to all of our directors, officers and employees as well as independent contractors or consultants who have access to material nonpublic information of Cadrenal. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers. The Trading Policy is annexed to this Annual Report as an exhibit and the full text of the Trading Policy is available on our website at www.cadrenal.com.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2023, which consist of our principal executive officer and the next most highly compensated executive officers, are:

●	Quang Pham, Chairman and Chief Executive Officer

●	Matthew Szot, Chief Financial Officer

●	Douglas Losordo, Chief Medical Officer

Summary Compensation Table

The following table shows compensation awarded to or earned by our named executive officers, for the fiscal year ended December 31, 2023 and period from January 25, 2022 (inception) through December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Quang Pham	2023	$662,500	$292,950	—	$—	$—	$11,550	(3)	$967,000
Chief Executive Officer(6)	2022	$350,000	$337,500	—	$—	$—	$128,723	(3)	$816,223

Matthew Szot	2023	$377,180	$184,053	$250,000	$—	$—	$33,657	(4)	$844,890
Chief Financial Officer(7)	2022	—	$187,500	—	$—	$—	$172,105	(4)	$359,605

Douglas Losordo	2023	$401,026	$119,128	—	$—	$—	$8,536	(5)	$528,690
Chief Medical Officer(8)	2022	—	—	—	$625,200	$—	$23,360	(5)	$648,560

(1)	Bonuses for 2023 were accrued as of December 31, 2023, but such bonuses were paid in February 2024. Bonuses for 2022 were accrued as of December 31, 2022, but such bonuses were paid in February 2023.

(2)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 1 and Note 10 to our audited financial statements included elsewhere in this Annual Report. These amounts do not correspond to the actual value that may be realized by the Named Executive Officers upon vesting or exercise of such awards.

(3)	All other compensation for Mr. Pham in 2023 included $11,550 of 401K employer match contributions. All other compensation for Mr. Pham in 2022 included $115,000 of accrued consulting fees due to Phamace, LLC, a consulting firm of which Quang Pham, our Chief Executive Officer, is the sole member. Other compensation also included $13,723 for the cost of his monthly premiums for health insurance.

(4)	All other compensation for Mr. Szot in 2023 included $12,888 of 401K employer match contributions and $20,769 of consulting fees prior to the Company’s IPO. All other compensation for Mr. Szot in 2022 represents Mr. Szot’s monthly consulting fee of $22,500 from May 17, 2022 through December 31, 2022 plus $2,836 of premiums for health insurance.

(5)	All other compensation for Dr. Losordo in 2023 included $8,536 of 401K employer match contributions. All other compensation for 2022 represents Dr. Losordo’s consulting fees from August 8, 2022 through December 31, 2022.

(6)	Mr. Pham became our Chief Executive Officer on January 25, 2022 (inception).

(7)	Mr. Szot became our Chief Financial Officer on May 17, 2022.

(8)	Dr. Losordo became our Chief Medical Officer on August 8, 2022.

Agreements with Our Named Executive Officers

Quang Pham Employment Agreement

We entered into an employment agreement with Quang Pham, our Chief Executive Officer, on March 1, 2022. Mr. Pham’s employment is at-will. Mr. Pham’s annual base salary pursuant to the employment agreement was initially $420,000, which increased to $675,000 upon the completion of our initial public offering. On January 1, 2024, his salary was increased to $708,750. Mr. Pham is eligible for an annual target bonus of up to 50% of his base salary, with the actual amount of the bonus, if any, based upon the achievement by Mr. Pham and us of the applicable performance targets and goals as set by our board of directors or our compensation committee, with individual performance targets determined in consultation with Mr. Pham.

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

Matthew Szot Employment Agreement

Upon completion of the initial public offering, we entered into an employment agreement with Matthew Szot, our Chief Financial Officer, dated January 24, 2023. He initially received an annual salary of $375,000, which was increased to $415,000 effective June 1, 2023, and was increased to $435,750 on January 1, 2024. Mr. Szot is eligible for an annual target bonus of up to 50% of his base salary, with the actual amount of the bonus, if any, based upon the achievement of Mr. Szot and us of the applicable performance targets and goals as set by our board of directors.

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

Douglas Losordo Employment Agreement

Upon completion of the initial public offering, we entered into an employment agreement with Douglas Losordo, effective January 24, 2023. Under the employment agreement, Dr. Losordo continues to serve as our Chief Medical Officer. He initially received an annual base salary of $425,000, which was increased to $435,625 effective January 1, 2024, with an annual targeted cash bonus of 40% of his base salary.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each of our named executive officers as of December 31, 2023:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#)	Market Value of Shares or Units not yet Vested ($)
Douglas Losordo	08/18/2022(1)	125,000	175,000	0.64	08/17/2032	-	-

(1)	These options vest quarterly over a period of three years commencing October 1, 2022.

Equity Incentive Plans

2022 Successor Equity Incentive Plan

In October 2022, the Board adopted, and our stockholders approved, the 2022 Plan, as a successor to and continuation of the Initial Plan, which became effective on January 19, 2023, upon the effectiveness of the Registration Statement. All outstanding awards under the Initial Plan remain outstanding but no further grants will be made under the Initial Plan. The shares of common stock underlying any awards under the 2022 Plan and the Initial Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of common stock available for issuance under the 2022 Plan. In addition, if any shares subject to an award under the 2022 Plan and the Initial Plan are tendered or withheld by the Company to satisfy any exercise price or tax withholding obligation, such tendered or withheld shares will be added back to the shares of common stock available for issuance under the 2022 Plan. Shares of common stock repurchased on the open market will not be added back to the shares of Common Stock available for issuance under the 2022 Plan. The principal purpose of the 2022 Plan is to attract, retain and incentivize the Company’s employees and other service providers through the granting of certain stock-based awards, including performance-based awards. The material terms of the 2022 Plan are summarized below.

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

Shares of Stock Available for Issuance

Subject to certain adjustments, as of the date of this Annual Report, the maximum number of shares of common stock that were originally available to be issued under the 2022 Plan in connection with awards was 1,910,000 shares, consisting of (i) the 760,000 shares of common stock that were reserved and available for issuance pursuant to the grant of new awards under our Initial Plan as of January 19, 2023, and (ii) the 1,150,000 shares that were subject to outstanding stock options or other awards granted under our Initial Plan or the 2022 Plan as of January 19, 2023 that terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the shares available under the 2022 Plan increased by 694,550 shares to a maximum of 2,604,550 shares. As of the date of this Annual Report, there are 269,551 shares available for future issuance under the 2022 Plan. All available shares may be utilized toward the grant of any type of award under the 2022 Plan. The 2022 Plan imposes a $100,000 limitation on the total grant date fair value with respect to which incentive stock options are exercisable for the first time by an individual optionee during any single calendar year.

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

2022 Initial Equity Incentive Plan

We adopted the Initial Plan on July 11, 2022, which was later amended and restated on October 16, 2022, for purposes of clarifying the application of certain of the rules of the Initial Plan to awards approved before such amendment and restatement of the Initial Plan and to facilitate the transition to the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (the “Successor Plan”) for the issuance and approval of awards. The principal provisions of the Initial Plan are summarized below. On October 16, 2022, the Board adopted, and our stockholders approved, the Cadrenal Therapeutics, Inc. 2022 Plan, as a successor to and continuation of the Initial Plan, which became effective on January 19, 2023. The 2022 Plan replaced the Initial Plan, except with respect to awards outstanding under the Initial Plan, and no further awards will be available for grant under the Initial Plan.

Administration

The Initial Plan vested broad powers in a committee to administer and interpret the Initial Plan. Our board of directors was initially designated to administer the Initial Plan. Except when limited by the terms of the Initial Plan, our board of directors has the authority to, among other things, accelerate the vesting or exercisability of an award.

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

Shares Subject to the Initial Plan

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

Shares subject to Initial Plan awards that expire without being fully exercised or that are otherwise forfeited, canceled, or terminated may be made available for issuance under the 2022 Plan. In addition, shares withheld in settlement of a tax withholding obligation, or in satisfaction of the exercise price payable upon exercise of an option, will become available for issuance under the 2022 Plan.

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

Repricing

The Administrator cannot, without obtaining prior approval of our stockholders, reduce the exercise price in effect for outstanding options under the Initial Plan.

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

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report as an exhibit.

Director Compensation

The following table shows certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2023, all of whom were director nominees at the time of grant, in anticipation of director services to be provided:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
John R. Murphy	$50,000	$-	-	$50,000
Steven Zelenkofske, D.O.	$35,000	$-	-	$35,000
Glynn Wilson, Ph.D.	$35,000	$-	-	$35,000
Robert Liscicki	$17,500	$-	$57,000	74,500

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 1 and Note 10 to our audited financial statements included elsewhere in this Annual Report. These amounts do not correspond to the actual value that may be realized by the Directors upon vesting or exercise of such awards.

For the fiscal year ended December 31, 2023, our directors received annual cash compensation in the amount of $35,000 and the Chair of the Audit Committee received an additional annual cash compensation of $15,000 per year. Beginning the fiscal year ended December 31, 2024, the additional annual cash compensation for the Chair of the Audit Committee will be increased to $25,000 per year and the Chair of the Compensation Committee and Nominating and Corporate Governance Committee will each receive additional annual cash compensation of $10,000 per year. From time to time, we may grant additional stock options to certain of our non-employee directors as compensation for their services as directors.

(2)	The table below shows the aggregate number of option awards outstanding at fiscal year-end of our non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2023
John R. Murphy	100,000
Steven Zelenkofske, D.O.	50,000
Glynn Wilson, Ph.D.	50,000
Robert Lisicki	75,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 7, 2024, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers;

●	each of our directors and director; and

●	all of our current executive officers and directors as a group

As of March 7, 2024, we had 16,008,469 shares of common stock outstanding, held by approximately 28 stockholders of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

We have based our calculation of the percentage of beneficial ownership on 16,008,469 shares of our common stock outstanding as of March 7, 2024. We have deemed shares of our common stock subject to securities that are currently convertible or exercisable into shares of common stock, or convertible or exercisable into shares of our common stock within 60 days of March 7, 2024, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Cadrenal Therapeutics, Inc., 822 A1A North, Suite 306, Ponte Vedra, Florida 32082.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage
Named Executive Officers and Directors
Quang Pham	6,325,000	(1)	39.51%
Matthew Szot	500,000	(2)	3.12%
Douglas Losordo	175,000	(3)	1.08%
John Murphy	706,460	(4)	4.39%
Steven Zelenkofske	102,501	(5)	*
Glynn Wilson	98,334	(6)	*
Robert Lisicki	16,667	(7)	*
All executive officers and directors as a group (7 persons)	7,973,963		48.47%

5% Stockholders other than executive officers and directors
The PVBQ Living Trust	3,000,000	(1)	18.74%
Armistice Capital Master Fund Ltd	1,399,384	(8)	8.74%

*	Represents beneficial ownership of less than one percent.

(1)	Includes (i) 3,325,000 shares of Common Stock owned by Quang Pham; and (ii) 3,000,000 shares of Common Stock owned by The PVBQ Living Trust. The beneficiary of The PVBQ Living Trust (the “Trust”) is Mr. Pham’s child and Mr. Pham is the trustee of the Trust and has sole voting and disposition power with respect to the shares owned by the Trust. The address for the Trust is 822 A1A North, Suite 306, Ponte Vedra, Florida 32082. Does not include 150,000 shares of Common Stock issuable upon the exercise of options held by Mr. Pham that are not exercisable within the 60-day period following March 7, 2024.

(2)	Consists of 450,000 shares of restricted Common Stock, which shares shall vest quarterly over a period of two (2) years, subject to certain adjustments, and 50,000 shares of Common Stock. Does not include 250,000 shares of Common Stock issuable upon the exercise of options held by Mr. Szot that are not exercisable within the 60-day period following March 7, 2024.

(3)	Includes 175,000 shares of Common Stock issuable upon the exercise of options held by Dr. Losordo that are exercisable within the 60-day period following March 7, 2024. Does not include 275,000 shares of Common Stock issuable upon the exercise of options held by Dr. Losordo that are not exercisable within the 60-day period following March 7, 2024.

(4)	Includes: (i) 614,792 shares of Common Stock; and (ii) 91,668 shares of Common Stock issuable upon the exercise of options held by Mr. Murphy that are exercisable within the 60-day period following March 7, 2024. Does not include 108,332 shares of Common Stock issuable upon the exercise of options held by Mr. Murphy that are not exercisable within the 60-day period following March 7, 2024.

(5)	Includes: (i) 40,000 shares of Common Stock; and (ii) 62,501 shares of Common Stock issuable upon the exercise of options held by Dr. Zelenkofske that are exercisable within the 60-day period following March 7, 2024. Does not include 87,499 shares of Common Stock issuable upon the exercise of options held by Dr. Zelenkofske that are not exercisable within the 60-day period following March 7, 2024.

(6)	Includes 50,000 shares of Common Stock. And (ii) 48,334 shares of Common Stock issuable upon the exercise of options held Dr. Wilson that are exercisable within the 60-day period following March 7, 2024 Does not include 71,666 shares of Common Stock issuable upon the exercise of options held by Dr. Wilson that are not exercisable within the 60-day period following March 7, 2024.

(7)	Represents 16,667 shares of Common Stock issuable upon the exercise of options held by Mr. Lisicki. Does not include 108,333 shares of Common Stock issuable upon the exercise of options held by Mr. Lisicki that are not exercisable within the 60-day period following March 7, 2024.

(8)	Information for Armistice Capital Master Fund Ltd. (the “Master Fund”) is based upon a Schedule 13G filed with the SEC on February 14, 2024 by Armistice Capital, LLC and Steven Boyd. Does not include 4,285,715 shares of Common Stock issuable upon exercise of Common Warrants. All of the foregoing securities are directly held by the Master Fund, a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. Under the terms of the Common Warrants, Armistice may not exercise the Common Warrants to the extent such exercise would cause Armistice, together with its affiliates and attribution parties, to beneficially own a number of shares of Common Stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding Common Stock following such exercise, excluding for purposes of such determination shares of Common Stock issuable upon exercise of such warrants which have not been exercised. The address for Armistice is 510 Madison Avenue, New York, New York 10022.

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

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the year ended December 31, 2023 and the period from January 25, 2022 (inception) to December 31, 2022 by our auditors:

	Year Ended December 31, 2023	January 25, 2022 (inception) through December 31, 2022
Audit Fees	$112,300	$59,130
Tax Fees	-	-
Audit-Related Fees	37,901	110,522
All Other Fees	-	-
Total	$150,201	$169,652

***	Audit-related fees represents charges for work on registration statements including comfort letters and consents.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified

Item 16. Form 10-K Summary.

Not Applicable.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.1	Specimen Common Stock Certificate (Incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.2#	Convertible Promissory Note dated March 1, 2022 issued to John Murphy (Incorporated by reference as Exhibit 4.3 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.3	Form of Convertible Note dated June 13, 2022 (Incorporated by reference as Exhibit 4.4 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.4	Form of Private Placement Convertible Note (Incorporated by reference as Exhibit 4.5 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.5	Form of November Private Placement Promissory Note (Incorporated by reference as Exhibit 4.6 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.6	Form of Amended and Restated November Warrant (Incorporated by reference as Exhibit 4.7 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.7	Form of Amended and Restated Placement Agent Warrant from Private Placement (Incorporated by reference as Exhibit 4.8 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.8	Form of Placement Agent Warrant from November Private Placement (Incorporated by reference as Exhibit 4.9 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.9	Form of Amendment to Convertible Promissory Note (Incorporated by reference as Exhibit 4.10 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.10	Representative’s Warrant issued to Boustead Securities, LLC dated January 19, 2023 (Incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
4.11	Description of Securities (Incorporated by reference as Exhibit 4.11 to the Annual Report on Form 10-K (001-41596) filed with the SEC on March 30, 2023)

4.12	Form of Pre-Funded Warrant (Incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K 001-41596), as filed with the SEC on July 14, 2023)
4.13	Form of Warrant (Incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K 001-41596), as filed with the SEC on July 14, 2023)
4.14	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.3 to the Current Report on Form 8-K 001-41596), as filed with the SEC on July 14, 2023)
10.1#	Cadrenal Therapeutics, Inc. 2022 Equity Incentive Plan and form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement for Officers and Other Employees, Non-Qualified Stock Option Agreement for Directors and Consultants, Restricted Stock Agreement, and Restricted Stock Unit Agreement (Incorporated by reference as Exhibit 10.1 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.2#	Consulting Agreement, dated January 25, 2022, with Phamace LLC (Quang Pham) from company formation until initiation of payroll (Incorporated by reference as Exhibit 10.2 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.3#	Employment Agreement, dated March 1, 2022 with Quang Pham (Incorporated by reference as Exhibit 10.3 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.4#	Restricted Stock Purchase Agreement with Matthew Szot (Incorporated by reference as Exhibit 10.5 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.5	Asset Purchase Agreement dated as of April 1, 2022, between Cadrenal Therapeutics, Inc. and HESP LLC (Incorporated by reference as Exhibit 10.7 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.6	Patent Assignment Agreement dated as of April 1, 2022, between Cadrenal Therapeutics, Inc. and HESP LLC (Incorporated by reference as Exhibit 10.8 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.7	Subscription Agreement with Quang Pham, dated January 25, 2022 (Incorporated by reference as Exhibit 10.9 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.8	Form of Investor Rights and Lockup Agreement (Incorporated by reference as Exhibit 10.10 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.9+	License, Development and Commercialization Agreement Effective as of September 16, 2015 by and between Armetheon, Inc. and China Cardiovascular Focus Ltd. (Incorporated by reference as Exhibit 10.13 to the Registration Statement on Form S-1 (333-267562) filed on October 11, 2022)
10.10#	Cadrenal Therapeutics, Inc. 2022 Amended and Restated Equity Incentive Plan (Incorporated by reference as Exhibit 10.14 to the Registration Statement on Form S-1 (333-267562) filed on October 17, 2022)
10.11#	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2022 Amended and Restated Equity Incentive Plan (Incorporated by reference as Exhibit 10.15 to the Registration Statement on Form S-1 (333-267562) filed on October 17, 2022)
10.12#	Form of Indemnification Agreement (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.13	Amendment to Asset Purchase Agreement, dated as of August 18, 2022, between Cadrenal Therapeutics, Inc. and HESP LLC (Incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.14#	Employment Agreement with Matthew Szot (Incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.15#	Employment Agreement with Douglas Losordo (Incorporated by reference as Exhibit 10.4 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)

10.16#	Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.5 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.17#	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.6 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.18#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.7 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.19#	Amendment No. 1 to Employment Agreement by and between Cadrenal Therapeutics, Inc. and Matthew Szot, dated May 25, 2023 (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K (001-41596) filed with the SEC on May 26, 2023)
10.20	Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (001-41596), as filed with the SEC on July 14, 2023)
10.21	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (001-41596), as filed with the SEC on July 14, 2023)
19.1	Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [***] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th date of March, 2024.

Cadrenal Therapeutics, Inc.
(Registrant)

Dated: March 8, 2024	/s/ Quang Pham
Quang Pham
Chairman of the Board and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Quang Pham, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant, Cadrenal Therapeutics, Inc., in the capacities and on the date indicated.

Signature	Title	Date

/s/ Quang Pham	Chairman of the Board and Chief Executive Officer	March 8, 2024
Quang Pham

/s/ Matthew Szot	Chief Financial Officer (Principal Financial Officer	March 8, 2024
Matthew Szot	and Principal Accounting Officer)

/s/ John R. Murphy	Director	March 8, 2024
John R. Murphy

/s/ Glynn Wilson	Director	March 8, 2024
Glynn Wilson

/s/ Steven Zelenkofske	Director	March 8, 2024
Steven Zelenkofske

/s/ Robert Lisicki	Director	March 8, 2024
Robert Lisicki