Form 10-Q
period 2024-03-31
Cadrenal Therapeutics, Inc.
filed 2024-05-09
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, there were 16,008,469 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$6,566,418	$8,402,500
Prepaid expenses	293,767	89,673
Deferred offering costs	167,844	-
Total current assets	7,028,029	8,492,173
Property, plant and equipment, net	1,690	2,287
Right of use assets	14,920	20,998
Other assets	3,792	3,792
Total assets	$7,048,431	$8,519,250
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$400,373	$167,319
Accrued liabilities	440,775	638,206
Operating lease liability	15,167	21,350
Total current liabilities	856,315	826,875
Total liabilities	856,315	826,875
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized, 16,008,469 shares issued and outstanding as of March 31, 2024; 13,022,754 shares issued and outstanding as of December 31, 2023	16,008	13,022
Additional paid-in capital	22,910,811	22,750,768
Accumulated deficit	(16,734,703)	(15,071,415)
Total stockholders’ equity	6,192,116	7,692,375
Total liabilities and stockholders’ equity	$7,048,431	$8,519,250

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
General and administrative expenses	$1,125,993	$964,732
Research and development expenses	629,025	3,235,317
Depreciation expense	597	190
Total operating expenses	1,755,615	4,200,239
Loss from operations	(1,755,615)	(4,200,239)
Other (income) expense:
Interest and dividend income	(92,327)	-
Interest expense	-	3,534
Interest expense, amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Total other (income) expense	(92,327)	973,335
Net loss and comprehensive loss	$(1,663,288)	$(5,173,574)

Net loss per common share, basic and diluted	$(0.10)	$(0.48)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	16,008,469	10,772,493

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three months ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	8,193,875	$8,194	$1,154,985	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	1,400,000	1,400	5,407,175	-	5,408,575
Issuance of common shares to settle convertible debt	1,140,700	1,140	1,139,560	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares from exercise of warrants	250,000	250	249,750	-	250,000
Issuance of common shares to settle asset purchase obligation	600,000	600	2,999,400	-	3,000,000
Issuance of restricted common shares for prepaid consulting services	77,340	77	108,199	-	108,276
Equity-based compensation - options and restricted stock	60,839	61	286,335	-	286,396
Net loss	-	-	-	(5,173,574)	(5,173,574)
Balance, March 31, 2023	11,722,754	$11,722	$15,941,443	$(11,887,903)	$4,065,262

For the three months ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	13,022,754	$13,022	$22,750,768	$(15,071,415)	$7,692,375
Issuance of common shares from exercise of pre-funded warrants	2,985,715	2,986	(2,688)	-	298
Equity-based compensation - options	-	-	162,731	-	162,731
Net loss	-	-	-	(1,663,288)	(1,663,288)
Balance, March 31, 2024	16,008,469	$16,008	$22,910,811	$(16,734,703)	$6,192,116

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,663,288)	$(5,173,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	597	190
Equity-based compensation	162,731	286,396
Amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Non-cash lease expense	(105)	89
Issuance of shares to settle asset purchase agreement	-	3,000,000
Changes in operating assets and liabilities:
Prepaid expenses	(204,094)	(279,912)
Deferred offering costs	(167,844)	672,295
Other assets	-	2,196
Accounts payable	233,054	(285,330)
Accrued liabilities	(197,431)	(604,944)
Net cash used in operating activities	(1,836,380)	(1,412,794)
Cash flows from financing activities:
Proceeds from exercise of warrants	298	250,000
Repayment of promissory notes	-	(250,000)
Proceeds from sale of common stock in initial public offering, net of offering costs	-	5,408,575
Net cash provided by financing activities	298	5,408,575
Net change in cash	(1,836,082)	3,995,781
Cash and cash equivalents – beginning of the period	8,402,500	32,586
Cash and cash equivalents – end of the period	$6,566,418	$4,028,367

Supplemental disclosure of non-cash financing activity:
Issuance of common shares to settle convertible debt	$-	$3,000,000
De-recognition of derivative liabilities	$-	$4,596,039
Issuance of common shares for prepaid consulting services	$-	$108,276

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Unaudited Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal is developing tecarfarin for unmet needs in anticoagulation therapy. Tecarfarin is a late-stage novel oral and reversible anticoagulant (blood thinner) to prevent heart attacks, strokes, and deaths due to blood clots in patients with rare cardiovascular conditions requiring chronic anticoagulation. Tecarfarin has orphan drug and fast-track designations from the United States Food and Drug Administration (the “FDA”) for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with end-stage kidney disease (“ESKD”) and atrial fibrillation (“AFib”). The Company also has orphan drug designation for the prevention of thrombosis and thromboembolism in patients with an implanted mechanical circulatory support device (left ventricular assist devices, right ventricular assist devices, biventricular assist device, total artificial heart (collectively, “VADs”)). The Company is also pursuing additional regulatory strategies for unmet needs in anticoagulation therapy for patients with thrombotic antiphospholipid syndrome (“APS”).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the fair presentation of the Company’s financial statements for the periods presented. The Company’s fiscal year-end is December 31.

The accompanying financial statements of the Company are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, the statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2024.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred operating losses, and negative cash flows from operations. For the three months ended March 31, 2024, the Company had a net loss of $1,663,288, which included $163,223 of non-cash expenses. Cash used in operations for the three months ended March 31, 2024 totaled $1,836,380. As of March 31, 2024, the Company had cash and cash equivalents of $6,566,418, net working capital of $6,171,714, and an accumulated deficit of $16,734,703.

The Company’s cash and cash equivalents balance of approximately $6.1 million as of May 9, 2024 is expected to be sufficient to fund its operations for at least the next twelve months from the date of the filing of its Quarterly Report on Form 10-Q, however, the Company will require additional funding to complete its planned Phase 3 clinical trial and submit its New Drug Application (“NDA”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of stock-based awards, deferred tax assets and valuation allowance, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

Concentration of Credit and Other Risks and Uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents. Cash is maintained at high credit quality financial institutions and, at times, balances may exceed federally insured limits. All interest-bearing and non-interest-bearing cash balances are insured up to $250,000 at each financial institution. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. The Company accounted for certain redemption features that were associated with convertible notes as liabilities at fair value and adjusted the instruments to their fair value at the end of each reporting period. Derivative financial liabilities are initially recorded at fair value, with gains and losses arising from changes in the fair value recognized in other (income) expense in the accompanying statements of operations and comprehensive loss for each reporting period while such instruments are outstanding. The embedded derivative liabilities were valued using a probability-weighted expected return model. If the Company repays the noteholders or if, during the next round of financing, the noteholders convert the debt into equity, the derivative financial liabilities are de-recognized and reclassified to stockholders’ equity (deficit) on that date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

On January 19, 2023, the Company issued 600,000 shares of common stock to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement, dated August 18, 2022, between the Company and HESP LLC. This payment was determined to be IPR&D with no alternative use. Accordingly, the Company recorded the common stock payment of $3.0 million as research and development expense on January 19, 2023. This payment settled all obligations under the Amendment to the Asset Purchase Agreement.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$6,488,507	$-	$-	$6,488,507
Total financial liabilities	$6,488,507	$-	$-	$6,488,507

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$8,287,843	$-	$-	$8,287,843
Total financial liabilities	$8,287,843	$-	$-	$8,287,843

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

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023

Accrued consulting fees	$79,881	$4,000
Accrued compensation	209,901	596,131
Other	150,993	38,075
Total accrued liabilities	$440,775	$638,206

Note 5. Leases, Commitments, and Contingencies

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

The Company’s operating lease ROU assets and liabilities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Assets
Right of use assets	$14,920	$20,998
Liabilities
Current
Operating lease liabilities	$15,167	$21,350
Total operating lease liabilities	$15,167	$21,350

Operating lease expenses were $6,555 and $6,636 for the three months ended March 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $6,696 and $6,501 for the three months ended March 31, 2024 and 2023, respectively. The remaining operating lease term was 7 months, and the operating lease discount rate was 12% as of March 31, 2024.

Future annual lease payments under non-cancellable operating leases as of March 31, 2024 were as follows:

2024	$15,623
Total lease payments	15,623
Less: Imputed interest	456
Total operating lease liabilities	$15,167

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

Note 6. Stockholders’ Equity and Warrants

Common Stock

The Company is authorized to issue a total of 75,000,000 shares of common stock with a par value of $0.001 per share and 7,500,000 shares of preferred stock, par value $0.001 per share.

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

In connection with the IPO, on January 19, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters (the “Representative”). Pursuant to the Underwriting Agreement, the Company agreed to issue to the underwriters a five-year warrant (the “Representative’s Warrant”) to purchase an aggregate of 84,000 shares of the Company’s common stock, which is equal to six percent (6%) of the shares of common stock sold in the IPO. The Representative’s Warrant has an exercise price of $6.00, which was equal to 120% of the public offering price of the common stock in the IPO.

On July 12, 2023, the Company entered into a securities purchase agreement with an institutional investor (the “Investor Selling Stockholder”) pursuant to which the Company sold to the Investor Selling Stockholder in a private placement (the “Private Placement”) (i) an aggregate of 1,300,000 shares of common stock (the “Shares”), (ii) in lieu of additional Shares, pre-funded warrants to purchase up to an aggregate of 2,985,715 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) accompanying Common Warrants to purchase up to an aggregate of 4,285,715 shares of common stock (the “Common Warrants”). The combined purchase price of each Share and accompanying Common Warrants was $1.75. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $1.7499.

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

During the three months ended March 31, 2024, the Company received notice to exercise all of the 2,985,715 Pre-Funded Warrants. As a result of the respective Pre-Funded Warrant exercises, the Company issued 2,985,715 shares of common stock. As of March 31, 2024, there are no Pre-Funded Warrants outstanding.

The Common Warrants issued in the Private Placement provide that the holder thereof has the right to participate in distributions or dividends paid on the Company’s shares of common stock on an as-converted basis. They also provide that a holder of Common Warrants, as applicable, will not have the right to exercise any portion of its Common Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99% for the Common Warrants of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The Common Warrants may be exercised on a cashless basis if a registration statement registering the shares of common stock underlying the Common Warrants is not effective.

Warrant Summary

The following table summarizes the total warrants outstanding at March 31, 2024:

				Outstanding			Outstanding
		Exercise Price	Expiration	as of December 31,	New		as of March 31,
	Issue Date	Per Share	Date	2023	Issuance	Exercised	2024
Placement agent warrants	July - Sept 2022	$3.00	July - Sept 2027	11,500	-	-	11,500
Placement agent warrants	Nov 2022	$1.00	Nov 2027	15,000	-	-	15,000
Representative warrants	Jan 2023	$6.00	Jan 2028	84,000	-	-	84,000
Pre-funded investor warrants	July 2023	$0.0001	Once exercised	2,985,715	-	(2,985,715)	-
Common warrants	July 2023	$1.75	Jan 2029	4,285,715	-	-	4,285,715
Placement agent warrants	July 2023	$2.1875	Jan 2029	278,571	-	-	278,571
				7,660,501	-	(2,985,715)	4,674,786

Note 7. Equity-Based Compensation

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Initial Plan and 2022 Plan was initially 2,000,000 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 2,604,550, of which 269,550 remained available for future issuance as of March 31, 2024. All available shares may be utilized toward the grant of any type of award under the 2022 Plan.

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

Weighted average assumptions used in the Black-Scholes model are set forth below:

Three Months Ended March 31, 2024
Risk-free interest rate	4.09% - 4.83%
Dividend yield	-
Expected term (years)	5.27 - 5.31
Volatility	76.4% - 77.7%

Activity under the Plans for the period from December 31, 2023 to March 31, 2024 is set forth below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,175,000	$0.86	8.64	$105,000
Granted	1,020,000	0.94	9.80	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at March 31, 2024	2,195,000	$0.90	9.04	$-
Options vested and exercisable at March 31, 2024	713,058	$0.80	8.43	$-
Options vested and expected to vest as of March 31, 2024	2,195,000	$0.90	9.04	$-

The weighted average grant date fair value of options granted to date was $0.87. At March 31, 2024, the Company had $1,151,708 of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 2.0 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Three Months Ended March 31,
	2024	2023

General and administrative	$67,029	$194,140
Research and development	95,702	92,256
Total stock-based compensation	$162,731	$286,396

Note 8. Net Loss Per Common Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended March 31,
	2024	2023

Numerator:
Net loss	$(1,663,288)	$(5,173,574)
Denominator:
Weighted average common shares outstanding	16,008,469	10,772,493
Net loss per share, basic and diluted	$(0.10)	$(0.48)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	2,195,000	1,100,000
Warrants to purchase common stock	4,674,786	276,500
Total anti-dilutive common stock equivalents	6,869,786	1,376,500

Note 9. Subsequent Events

The Company has evaluated events that occurred through May 9, 2024, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 11, 2024 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Cadrenal Therapeutics, Inc. (“Cadrenal”).

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

Company Overview

We are developing tecarfarin, a late-stage novel oral and reversible anticoagulant (blood thinner), to prevent heart attacks, strokes, and deaths due to blood clots in patients with certain rare medical conditions requiring chronic anticoagulation. Tecarfarin has orphan drug and Fast Track designations from the United States Food and Drug Administration (the “FDA”) for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with ESKD and AFib. and just recently received orphan drug designation for the prevention of thrombosis and thromboembolism in patients with an implanted mechanical circulatory support device (left ventricular assist devices, right ventricular assist devices, biventricular assist device, total artificial heart (collectively, “VADs”)) in April 2024. We are also pursuing additional regulatory strategies for unmet needs in anticoagulation therapy for patients with thrombotic antiphospholipid syndrome (“APS”). These patients have historically been treated with warfarin, which has been shown to be challenging and unreliable. The direct oral anticoagulants, which are an alternative to warfarin for certain indications, are contraindicated for VADs patients and have been associated with an increased risk for recurrent thrombosis in patients with APS.

Tecarfarin is specifically designed to target a different metabolism pathway than the most commonly prescribed drugs used in the treatment of thrombosis and AFib. Tecarfarin has been evaluated in eleven (11) human clinical trials in over 1,000 individuals (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease (“CKD”). In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients having completed it, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding and there were no thrombotic events.

Tecarfarin was developed by researchers using a small molecule “retrometabolic” drug design process which targets a different metabolic pathway than the most commonly prescribed drugs for the treatment of thrombosis and AFib. “Drug metabolism” refers to the process by which a drug is inactivated by the body and rendered easier to eliminate or to be cleared by the body. Most approved drugs, including warfarin, the only FDA-approved Vitamin K antagonist (“VKA”), which is a prescribed drug for the treatment of thrombosis, are metabolized in the liver through a pathway known as the Cytochrome CYP450 system, or CYP450, by the enzymes known as CYP2C9 and CYP3A4. By using a different metabolic pathway, tecarfarin eliminates or minimizes the CYP450 metabolism in the liver. Patients taking multiple medications that interact with CYP2C9, or CYP3A4 or those with impaired kidney function, can experience an overload in the pathway, creating a bottleneck that often leads to insufficient clearance, which results in a toxic build-up of one or more drugs. In some instances, patients taking multiple medications metabolized by the same CYP450 pathway may experience decreased efficacy of one or more of the medications due to rapid metabolism or increased drug effect and/or toxicity due to enzyme induction. Patient-specific genetic differences can also hinder drug clearance in the CYP450 pathway. Our product candidate tecarfarin was designed to follow a metabolic pathway distinct from the CYP450 pathway and is metabolized by both CYP450 and non-CYP450 pathways. We believe this may allow elimination by large capacity and non-saturable tissue esterase pathways that exist throughout the body rather than just in the liver.

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

Initial Public Offering

On January 24, 2023, we consummated our initial public offering (the “IPO”) of 1,400,000 shares of our common stock, par value $0.001 per share (the “common stock”) at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000. Our shares of common stock commenced trading on the Nasdaq on January 20, 2023 under the symbol “CVKD.”

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Operating expenses:
General and administrative expenses	$1,125,993	$964,732
Research and development expenses	629,025	3,235,317
Depreciation expense	597	190
Total operating expenses	1,755,615	4,200,239
Loss from operations	(1,755,615)	(4,200,239)
Other (income) expense:
Interest and dividend income	(92,327)	-
Interest expense	-	3,534
Interest expense, amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Total other (income) expense	(92,327)	973,335
Net loss and comprehensive loss	$(1,663,288)	$(5,173,574)

General and administrative expenses

General and administrative expenses were $1,125,993 for the three months ended March 31, 2024 compared to $964,732 for the three months ended March 31, 2023. The $161,261, or 17%, increase can be attributed to a $115,977 increase in personnel-related expenses as we added a Chief Operating Officer in January 2024, a $105,376 increase in public company expenses, and a $41,175 increase in consulting fees. These increases were partially offset by a $127,110 decrease in stock-based compensation due to the timing of vesting.

Research and development expenses

Research and development expenses were $629,025 for the three months ended March 31, 2024 compared to $3,235,317 for the three months ended March 31, 2023. The $2,606,292, or 81%, decrease can be primarily attributed to the issuance of 600,000 shares of common stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. This decrease was partially offset by a $48,568 increase in personnel-related expenses, a $165,077 increase in consulting fees, and a $129,263 increase in expenses associated with chemistry, manufacturing and controls (“CMC”).

Interest and dividend income

Interest and dividend income was $92,327 for the three months ended March 31, 2024. This represents the interest and dividend income earned from our investments in money market funds from the proceeds of our IPO and July 2023 PIPE financing. We did not earn interest or dividend income during the three months ended March 31, 2023.

Change in fair value of derivative liabilities

Concurrent with the closing of the IPO in January 2023, the note holders converted the debt into common stock, accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity (deficit) on January 24, 2023.

The derivative liabilities were considered a level 3 fair value financial instrument and were remeasured up to January 24, 2023 which was the date of derecognition. We recorded a non-cash charge of $216,095 in January 2023. This charge represented the increase in the fair value of the derivative liabilities since the previous measurement date of December 31, 2022. We did not have such activity during the three months ended March 31, 2024.

Loss on extinguishment of debt

We recorded a $740,139 loss on the extinguishment of debt during the three months ended March 31, 2023. This loss represented the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO. We did not have such activity during the three months ended March 31, 2024.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. To date, we have funded our operations from the proceeds of the sale of convertible notes, and the nonconvertible notes and warrants issued in November 2022, as well as our IPO completed in January 2023 and our Private Placement consummated in July 2023. We had a net loss of $1,663,288 for the three months ended March 31, 2024 which included $163,223 of non-cash expenses. Cash used in operating activities for the three months ended March 31, 2024 totaled $1,836,380. As of March 31, 2024, we had cash and cash equivalents of approximately $6.6 million and no debt. Our current cash and cash equivalents balance as of May 9, 2024 of approximately $6.1 million, is sufficient to fund our operations for at least the next twelve months; however, we expect to require additional funding to complete our planned Phase 3 clinical trial and submit our New Drug Application (“NDA”). In order to fund the commencement and completion of our Phase 3 clinical trial, we intend to raise additional funds through equity and debt financings as well as potential partnering relationships. However, there can be no assurance that we will be able to complete any additional financings or partnering relationships on terms acceptable to us or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(1,836,380)	$(1,412,794)
Cash provided by financing activities	298	5,408,575
Net change in cash	(1,836,082)	3,995,781
Cash, beginning of period	8,402,500	32,586
Cash, end of period	$6,566,418	$4,028,367

Operating activities

During the three months ended March 31, 2024, cash used in operating activities was $1,836,380. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $1,500,065 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $336,315 in cash primarily from a $197,431 decrease in accrued liabilities partially, a $204,094 increase in prepaid expenses, and a $167,844 increase in deferred offering costs partially offset by a $233,054 increase in accounts payable.

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

Financing activities

During the three months ended March 31, 2024, net cash provided by financing activities totaled $298 from the exercise of Pre-Funded Warrants.

During the three months ended March 31, 2023, net cash provided by financing activities totaled $5,408,575 as we completed our IPO of 1,400,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $7,000,000 and net proceeds of $5,408,575. We also received $250,000 from the exercise of warrants that we issued in November 2022, which proceeds were used to repay the notes that were issued in November 2022, with accrued interest on the notes being paid in cash.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of financial instruments, the fair value of stock-based awards, deferred tax assets and valuation allowance, income tax uncertainties, and certain accruals. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, that results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumption or conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

1.1	At the Market Offering Agreement by and between Cadrenal Therapeutics, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference as Exhibit 1.1 to the Current Report on Form 8-K filed on March 12, 2024)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
10.1#	Offer Letter dated, February 6, 2024, between Cadrenal Therapeutics, Inc. and Jeffrey Cole (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2024)
10.2#	Employment Agreement, effective as of February 8, 2024, between Cadrenal Therapeutics, Inc. and Jeffrey Cole (Incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on February 12, 2024)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: May 9, 2024	By:	/s/ Quang Pham
Quang Pham
Chief Executive Officer
(Principal Executive Officer)

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: May 9, 2024	By:	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)