Form 10-Q
period 2024-06-30
Cadrenal Therapeutics, Inc.
filed 2024-08-07
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 16,008,469 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$5,037,174	$8,402,500
Prepaid expenses	234,946	89,673
Deferred offering costs	171,384	-
Total current assets	5,443,504	8,492,173
Property, plant and equipment, net	1,220	2,287
Right of use assets	8,655	20,998
Other assets	3,792	3,792
Total assets	$5,457,171	$8,519,250
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$759,518	$167,319
Accrued liabilities	696,603	638,206
Operating lease liability	8,796	21,350
Total current liabilities	1,464,917	826,875
Total liabilities	1,464,917	826,875
Stockholders’ equity:
Preferred stock, $0.001 par value; 7,500,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 16,008,469 shares issued and outstanding as of June 30, 2024; 13,022,754 shares issued and outstanding as of December 31, 2023	16,008	13,022
Additional paid-in capital	23,103,931	22,750,768
Accumulated deficit	(19,127,685)	(15,071,415)
Total stockholders’ equity	3,992,254	7,692,375
Total liabilities and stockholders’ equity	$5,457,171	$8,519,250

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$1,212,437	$784,623	$2,338,430	$1,749,356
Research and development expenses	1,253,711	240,957	1,882,736	3,476,274
Depreciation expense	470	597	1,067	786
Total operating expenses	2,466,618	1,026,177	4,222,233	5,226,416
Loss from operations	(2,466,618)	(1,026,177)	(4,222,233)	(5,226,416)
Other (income) expense:
Interest and dividend income	(73,636)	(23,176)	(165,963)	(23,176)
Interest expense	-	-	-	3,534
Interest expense, amortization of debt discount	-	-	-	13,567
Change in fair value of derivative liabilities	-	-	-	216,095
Loss on extinguishment of debt	-	-	-	740,139
Total other (income) expense	(73,636)	(23,176)	(165,963)	950,159
Net loss and comprehensive loss	$(2,392,982)	$(1,003,001)	$(4,056,270)	$(6,176,575)

Net loss per common share, basic and diluted	$(0.15)	$(0.09)	$(0.25)	$(0.55)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	16,008,469	11,722,754	16,008,469	11,252,903

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the three months ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	16,008,469	$16,008	$22,910,811	$(16,734,703)	$6,192,116
Equity-based compensation - options	-	-	193,120	-	193,120
Net loss	-	-	-	(2,392,982)	(2,392,982)
Balance, June 30, 2024	16,008,469	$16,008	$23,103,931	$(19,127,685)	$3,992,254

	For the six months ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	13,022,754	$13,022	$22,750,768	$(15,071,415)	$7,692,375
Issuance of common shares from exercise of pre-funded warrants	2,985,715	2,986	(2,688)	-	298
Equity-based compensation - options	-	-	355,851	-	355,851
Net loss	-	-	-	(4,056,270)	(4,056,270)
Balance, June 30, 2024	16,008,469	$16,008	$23,103,931	$(19,127,685)	$3,992,254

	For the three months ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2023	11,722,754	$11,722	$15,941,443	$(11,887,903)	$4,065,262
Equity-based compensation - options, restricted stock and RSUs	-	-	113,661	-	113,661
Net loss	-	-	-	(1,003,001)	(1,003,001)
Balance, June 30, 2023	11,722,754	$11,722	$16,055,104	$(12,890,904)	$3,175,922

	For the six months ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	8,193,875	$8,194	$1,154,985	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	1,400,000	1,400	5,407,175	-	5,408,575
Issuance of common shares to settle convertible debt	1,140,700	1,140	1,139,560	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares from exercise of warrants	250,000	250	249,750	-	250,000
Issuance of common shares to settle asset purchase obligation	600,000	600	2,999,400	-	3,000,000
Issuance of restricted common shares for prepaid consulting services	77,340	77	108,199	-	108,276
Equity-based compensation - options, restricted stock and RSUs	60,839	61	399,996	-	400,057
Net loss	-	-	-	(6,176,575)	(6,176,575)
Balance, June 30, 2023	11,722,754	$11,722	$16,055,104	$(12,890,904)	$3,175,922

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,056,270)	$(6,176,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,067	786
Equity-based compensation	355,851	454,195
Amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Non-cash lease expense	(211)	179
Issuance of shares to settle asset purchase agreement	-	3,000,000
Changes in operating assets and liabilities:
Prepaid expenses	(145,273)	(212,475)
Deferred offering costs	(171,384)	672,295
Other assets	-	2,195
Accounts payable	592,199	(326,758)
Accrued liabilities	58,397	(591,745)
Net cash used in operating activities	(3,365,624)	(2,208,102)
Cash flows used in investing activities:
Investment in property and equipment	-	(3,253)
Net cash used in investing activities	-	(3,253)
Cash flows from financing activities:
Proceeds from exercise of warrants	298	250,000
Repayment of promissory notes	-	(250,000)
Proceeds from sale of common stock in initial public offering, net of offering costs	-	5,408,575
Net cash provided by financing activities	298	5,408,575
Net change in cash	(3,365,326)	3,197,220
Cash and cash equivalents – beginning of the period	8,402,500	32,586
Cash and cash equivalents – end of the period	$5,037,174	$3,229,806

Supplemental disclosure of non-cash financing activity:
Issuance of common shares to settle convertible debt	$-	$1,140,700
De-recognition of derivative liabilities	$-	$4,596,039
Issuance of common shares for prepaid consulting services	$-	$108,276

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Unaudited Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal Therapeutics is developing tecarfarin for unmet needs in anticoagulation therapy. Tecarfarin is a new-generation Vitamin K Antagonist (VKA) oral and reversible anticoagulant (blood thinner) to prevent heart attacks, strokes, and deaths due to blood clots in patients with rare cardiovascular conditions who require lifelong anticoagulation. Tecarfarin has orphan drug designation from the U.S. Food and Drug Administration (the “FDA”) for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes the left ventricular assist device (LVAD). Tecarfarin also has orphan drug and fast-track designations from the FDA for the prevention of systemic thromboembolism of cardiac origin in patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib). Tecarfarin is specifically designed to use a different metabolism pathway than the oldest and most commonly prescribed VKA warfarin.

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

The accompanying financial statements of the Company are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, the statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2024.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred operating losses, and negative cash flows from operations. For the six months ended June 30, 2024, the Company had a net loss of $4,056,270, which included $356,707 of non-cash expenses. Cash used in operations for the six months ended June 30, 2024 totaled $3,365,624. As of June 30, 2024, the Company had cash and cash equivalents of $5,037,174, net working capital of $3,978,587, and an accumulated deficit of $19,127,685.

The Company is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected obligations, management intends to raise additional funds through partnering and equity and debt financings. However, there can be no assurance that the Company will be able to complete partnering transactions or financings on terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

As a result, there is uncertainty in the Company’s ability to meet its current operating and capital expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the accompanying financial statements are issued.

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

Note 2. Recent Accounting Guidance

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$4,920,243	$-	$-	$4,920,243
Total financial liabilities	$4,920,243	$-	$-	$4,920,243

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$8,287,843	$-	$-	$8,287,843
Total financial liabilities	$8,287,843	$-	$-	$8,287,843

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

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023

Accrued consulting fees	$222,014	$4,000
Accrued compensation	437,026	596,131
Other	37,563	38,075
Total accrued liabilities	$696,603	$638,206

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

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use (“ROU”) assets and lease liabilities but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

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

The Company’s operating lease ROU assets and liabilities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Assets
Right of use assets	$8,655	$20,998
Liabilities
Current
Operating lease liabilities	$8,796	$21,350
Total operating lease liabilities	$8,796	$21,350

Operating lease expenses were $6,839 and $6,638 for the three months ended June 30, 2024 and 2023, respectively. Operating lease expenses were $13,394 and $13,274 for the six months ended June 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $13,391 and $13,001 for the six months ended June 30, 2024 and 2023, respectively. The remaining operating lease term is four months, and the operating lease discount rate was 12% as of June 30, 2024.

Future annual lease payments under non-cancellable operating leases as of June 30, 2024 were as follows:

2024	$8,928
Total lease payments	8,928
Less: Imputed interest	132
Total operating lease liabilities	$8,796

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

In connection with the IPO, on January 19, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters (the “Representative”). Pursuant to the Underwriting Agreement, the Company agreed to issue to the underwriters a five-year warrant (the “Representative’s Warrant”) to purchase an aggregate of 84,000 shares of the Company’s common stock, which was equal to six percent (6%) of the shares of common stock sold in the IPO. The Representative’s Warrant has an exercise price of $6.00, which was equal to 120% of the public offering price of the common stock in the IPO.

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

Each Pre-Funded Warrant has an exercise price equal to $0.0001 per share. The Pre-Funded Warrants were exercisable at any time after their original issuance and would not expire until exercised in full. Each Common Warrant has an exercise price equal to $1.75 per share. The Common Warrants are exercisable at any time after their original issuance and will expire on January 16, 2029. The exercise price and number of shares of common stock issuable upon exercise of the Common Warrant and Pre-Funded Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

During the three months ended March 31, 2024, the Company received notice to exercise all of the 2,985,715 Pre-Funded Warrants. As a result of the respective Pre-Funded Warrant exercises, the Company issued 2,985,715 shares of common stock. As of June 30, 2024, there are no Pre-Funded Warrants outstanding.

The Common Warrants issued in the Private Placement provide that the holder thereof has the right to participate in distributions or dividends paid on the Company’s shares of common stock on an as-converted basis. They also provide that a holder of Common Warrants, as applicable, will not have the right to exercise any portion of its Common Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The Common Warrants may be exercised on a cashless basis if a registration statement registering the shares of common stock underlying the Common Warrants is not effective at the time of exercise.

Warrant Summary

The following table summarizes the total warrants outstanding at June 30, 2024:

		Exercise Price	Expiration	Outstanding as of December 31,	New		Outstanding as of June 30,
	Issue Date	Per Share	Date	2023	Issuance	Exercised	2024
Placement agent warrants	July - Sept 2022	$3.00	July - Sept 2027	11,500	-	-	11,500
Placement agent warrants	Nov 2022	$1.00	Nov 2027	15,000	-	-	15,000
Representative warrants	Jan 2023	$6.00	Jan 2028	84,000	-	-	84,000
Pre-funded investor warrants	July 2023	$0.0001	Once exercised	2,985,715	-	(2,985,715)	-
Common warrants	July 2023	$1.75	Jan 2029	4,285,715	-	-	4,285,715
Placement agent warrants	July 2023	$2.1875	Jan 2029	278,571	-	-	278,571
				7,660,501	-	(2,985,715)	4,674,786

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Initial Plan and 2022 Plan was initially 2,000,000 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 2,604,550, of which 119,550 remained available for future issuance as of June 30, 2024. All available shares may be utilized toward the grant of any type of award under the 2022 Plan. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 2,000,000 shares to 4,604,550 shares and to amend the “evergreen provision” such that the number of reserved shares of Common Stock available for issuance each year will be 20% of: (i) the shares of Common Stock outstanding at December 31; plus (ii) the shares of Common Stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31.

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

Weighted average assumptions used in the Black-Scholes model are set forth below:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Risk-free interest rate	4.43%	4.09% - 4.83%
Dividend yield	-	-
Expected term (years)	5.31	5.27 - 5.31
Volatility	76.40%	76.4% - 77.7%

Activity under the Plans for the period from December 31, 2023 to June 30, 2024 is set forth below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,175,000	$0.86	8.64	$105,000
Granted	1,170,000	0.90	9.58	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at June 30, 2024	2,345,000	$0.88	8.86	$-
Options vested and exercisable at June 30, 2024	868,059	$0.82	8.30	$-
Options vested and expected to vest as of June 30, 2024	2,345,000	$0.88	8.86	$-

The weighted average grant date fair value of options granted to date was $0.82. At June 30, 2024, the Company had $1,020,238 of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 1.9 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

General and administrative	$96,268	$74,520	$163,297	$268,658
Research and development	96,852	93,281	192,554	185,537
Total stock-based compensation	$193,120	$167,801	$355,851	$454,195

Note 8. Net Loss Per Common Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,392,982)	$(1,003,001)	$(4,056,270)	$(6,176,575)
Denominator:
Weighted average common shares outstanding	16,008,469	11,722,754	16,008,469	11,252,903
Net loss per common share, basic and diluted	$(0.15)	$(0.09)	$(0.25)	$(0.55)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	2,345,000	1,100,000
Warrants to purchase common stock	4,674,786	110,500
Total anti-dilutive common stock equivalents	7,019,786	1,210,500

Note 9. Subsequent Events

The Company has evaluated events that occurred through August 7, 2024, the date that the financial statements were issued, and determined that except than as set forth below, there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

On July 29, 2024, the Company held its 2024 Annual Meeting). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 2,000,000 shares to 4,604,550 shares and to amend the “evergreen provision” such that the number of reserved shares of Common Stock available for issuance each year will be 20% of: (i) the shares of Common Stock outstanding at December 31; plus (ii) the shares of Common Stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31.

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

Company Overview

We are developing tecarfarin, a new-generation Vitamin K Antagonist (VKA) oral and reversible anticoagulant (blood thinner) to prevent heart attacks, strokes, and deaths due to blood clots in patients with rare cardiovascular conditions who require lifelong anticoagulation. Tecarfarin has orphan drug designation from the U.S. Food and Drug Administration (the “FDA”) for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes the left ventricular assist device (LVAD). Tecarfarin also has orphan drug and fast-track designations from the FDA for the prevention of systemic thromboembolism of cardiac origin in patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib). Tecarfarin is specifically designed to use a different metabolism pathway than the oldest and most commonly prescribed VKA warfarin.

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

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,
	2024	2023
Operating expenses:
General and administrative expenses	$1,212,437	$784,623
Research and development expenses	1,253,711	240,957
Depreciation expense	470	597
Total operating expenses	2,466,618	1,026,177
Loss from operations	(2,466,618)	(1,026,177)
Other (income) expense:
Interest and dividend income	(73,636)	(23,176)
Total other (income) expense	(73,636)	(23,176)
Net loss and comprehensive loss	$(2,392,982)	$(1,003,001)

General and administrative expenses

General and administrative expenses were $1,212,437 for the three months ended June 30, 2024 compared to $784,623 for the three months ended June 30, 2023. The $427,814, or 55%, increase can be attributed to a $279,767 increase in personnel-related expenses as we hired a Chief Operating Officer in February 2024, a $109,146 increase in public company expenses, and a $118,356 increase in professional fees and other expenses. These increases were partially offset by a $89,428 decrease in consulting expenses.

Research and development expenses

Research and development expenses were $1,253,711 for the three months ended June 30, 2024, compared to $240,957 for the three months ended June 30, 2023. The $1,012,754, or 420%, increase can be primarily attributed to a $671,300 increase in expenses associated with chemistry, manufacturing and controls (“CMC”), a $287,878 increase in consulting fees, and a $37,403 increase in personnel-related expenses.

Interest and dividend income

Interest and dividend income was $73,636 for the three months ended June 30, 2024. This represents the interest and dividend income earned from our investments in money market funds from the proceeds of our IPO and July 2023 Private Placement. Interest and dividend income was $23,176 for the three months ended June 30, 2023. The increase in interest and dividend income can be attributed to the proceeds received from the July 2023 Private Placement financing.

The following table summarizes our results of operations for the six months ended June 30, 2024 and June 30, 2023.

	Six Months Ended June 30,
	2024	2023
Operating expenses:
General and administrative expenses	$2,338,430	$1,749,356
Research and development expenses	1,882,736	3,476,274
Depreciation expense	1,067	786
Total operating expenses	4,222,233	5,226,416
Loss from operations	(4,222,233)	(5,226,416)
Other (income) expense:
Interest and dividend income	(165,963)	(23,176)
Interest expense	-	3,534
Interest expense, amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Total other (income) expense	(165,963)	950,159
Net loss and comprehensive loss	$(4,056,270)	$(6,176,575)

General and administrative expenses

General and administrative expenses were $2,338,430 for the six months ended June 30, 2024 compared to $1,749,356 for the six months ended June 30, 2023. The $589,074, or 34%, increase can be attributed to a $395,744 increase in personnel-related expenses as we hired a Chief Operating Officer in February 2024, a $214,522 increase in public company expenses, and a $34,317 increase in professional fees. These increases were partially offset by a $48,253 decrease in consulting expenses and a $105,361 decrease in stock-based compensation.

Research and development expenses

Research and development expenses were $1,882,736 for the six months ended June 30, 2024 compared to $3,476,274 for the six months ended June 30, 2023. The prior period included a $3.0 million expense for the issuance of 600,000 shares of common stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. This $3.0 million decrease was partially offset by a $803,265 increase in expenses associated with chemistry, manufacturing and controls (“CMC”), a $452,955 increase in consulting fees, a $85,970 increase in personnel-related expenses and a $57,585 increase in professional fees.

Change in fair value of derivative liabilities

Concurrent with the closing of the IPO in January 2023, the note holders converted the debt into common stock, accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity (deficit) on January 24, 2023.

The derivative liabilities were considered a level 3 fair value financial instrument and were remeasured up to January 24, 2023 which was the date of derecognition. We recorded a non-cash charge of $216,095 in January 2023. This charge represented the increase in the fair value of the derivative liabilities since the previous measurement date of December 31, 2022. We did not have such activity during the six months ended June 30, 2024.

Loss on extinguishment of debt

We recorded a $740,139 loss on the extinguishment of debt during the six months ended June 30, 2023. This loss represented the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO. We did not have such activity during the six months ended June 30, 2024.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. To date, we have funded our operations from the proceeds of the sale of convertible notes, and the nonconvertible notes and warrants issued in November 2022, as well as our IPO completed in January 2023 and our Private Placement consummated in July 2023. We had a net loss of $4,056,270 for the six months ended June 30, 2024 which included $356,707 of non-cash expenses. Cash used in operating activities for the six months ended June 30, 2024 totaled $3,365,624. As of June 30, 2024, we had cash and cash equivalents of approximately $5.0 million and no debt. Our current cash and cash equivalents balance as of August 7, 2024 of approximately $4.2 million, is not sufficient to fund our operations for at least the next twelve months

We are projecting that our operating losses and expected capital needs will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet our expected obligations, we intend to raise additional funds through partnering and equity and debt financings. However, there can be no assurance that we will be able to complete partnering transactions or financings on terms acceptable to us or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. As a result, there is uncertainty in our ability to meet our current operating and capital expenses.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(3,365,624)	$(2,208,102)
Cash used in investing activities	-	(3,253)
Cash provided by financing activities	298	5,408,575
Net (decrease) increase in cash	(3,365,326)	3,197,220
Cash and cash equivalents, beginning of period	8,402,500	32,586
Cash and cash equivalents, end of period	$5,037,174	$3,229,806

Operating activities

During the six months ended June 30, 2024, cash used in operating activities was $3,365,624. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $3,699,563 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $333,939 in cash primarily from a $592,199 increase in accounts payable partially offset by a $171,384 increase in deferred offering costs, and a $145,273 increase in prepaid expenses.

During the six months ended June 30, 2023, cash used in operating activities was $2,208,102. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $1,751,614 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $456,488 in cash primarily from a decrease in accrued liabilities of $591,745 and a decrease in accounts payable of $326,758, partially offset by a $459,820 decrease in deferred equity offering costs and other prepaid expenses.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities totaled $298 from the exercise of Pre-Funded Warrants.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under the U.S. Securities and Exchange Commission (the “SEC”) rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial statements have been prepared assuming that we will continue as a going concern.

We had an accumulated deficit of $19,127,685 as of June 30, 2024 and a net loss of approximately $4,056,270 for the six months ended June 30, 2024. We expect to incur significant expenses and continued losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for the next twelve months. We will require additional financing as we continue to execute our business strategy, including that we will require additional funds for the initiation of enrollment of patients and completion of the planned pivotal Phase 3 trial for tecarfarin. Our unaudited financial statement for the six months ended June 30, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with the initiation of enrollment of patients and completion of the planned pivotal Phase 3 trial for tecarfarin. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our unaudited financial statements for the quarter ended June 30, 2024 contain an explanatory paragraph with respect to this uncertainty.  Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. In order to meet our expected obligations, we intend to raise additional funds through partnering and equity and debt financings or a combination of these potential sources of liquidity. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through partnering such as collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned Phase 3 trial. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

On September 6, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), requiring listed securities to maintain a minimum bid price of $1.00 per share because our closing bid price for the last 30 consecutive business days was below $1.00 per share. Pursuant to the Rule, we had 180 calendar days (until March 4, 2024), to regain compliance with the Nasdaq Listing Rules (the “Compliance Period”). Compliance is generally achieved by meeting the price requirement for a minimum of 10 consecutive business days. However, Nasdaq may, in its discretion, require a company to satisfy the applicable price-based requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that a company has demonstrated an ability to maintain long-term compliance. For the period January 19, 2024 through February 7, 2024, representing 14 consecutive business days, our Common Stock traded above $1.00 per share. However, we never received notification from Nasdaq that we regained compliance. On February 16, 2024, we requested an additional 180 calendar days to comply with the Rule. On March 5, 2024, we received written notification from Nasdaq granting our request for a 180-day extension or until September 3, 2024 to regain compliance with the Rule. Compliance is generally achieved by meeting the minimum bid price of $1.00 per share (the “Price Requirement”) for a minimum of 10 consecutive business days. However, the Staff may, in its discretion, require a Company to satisfy the applicable Price Requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. In the event we fail to regain compliance with the Rule and Nasdaq provides notice that our Common Stock is subject to delisting, we will have the right to a hearing before Nasdaq’s Hearing Panel. We do not expect Nasdaq to respond to our request until after the Compliance Period has expired.

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements and, if needed, to effect a reverse stock split, which was recently approved by our shareholders at our annual meeting held on July 29, 2024, but we can provide no assurance that a reverse stock split or any other action taken by us would result in our common stock meeting the Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock. If we were to effect a reverse stock split, there can be no assurance that it will increase our stock price sufficiently in order to regain compliance with the Rule or to meet any requirements and policies of Nasdaq, or even if our stock price increases and we were to regain compliance with the Rule, that we will able to maintain our listing on Nasdaq.

Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock and might deter certain institutions and persons from investing in our common stock.

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

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding as a result of a reverse stock split, especially if the market price of our common stock does not increase as a result thereof.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended June 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: August 7, 2024	By:	/s/ Quang Pham
Quang Pham
Chief Executive Officer
(Principal Executive Officer)

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: August 7, 2024	By:	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)