Form 10-Q
period 2024-09-30
Cadrenal Therapeutics, Inc.
filed 2024-11-07
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, there were 1,658,771 outstanding shares (excluding 123,715 shares held in abeyance by Transfer Agent) of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$4,363,900	$8,402,500
Prepaid expenses	191,706	89,673
Deferred offering costs	116,884	-
Total current assets	4,672,490	8,492,173
Property, plant and equipment, net	814	2,287
Right of use assets	2,197	20,998
Other assets	3,792	3,792
Total assets	$4,679,293	$8,519,250
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$496,823	$167,319
Accrued liabilities	767,887	638,206
Operating lease liability	2,232	21,350
Total current liabilities	1,266,942	826,875
Total liabilities	1,266,942	826,875
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 1,234,672 shares issued and outstanding as of September 30, 2024; 868,184 shares issued and outstanding as of December 31, 2023 (1)	1,234	868
Additional paid-in capital (1)	24,946,631	22,762,922
Accumulated deficit	(21,535,514)	(15,071,415)
Total stockholders’ equity	3,412,351	7,692,375
Total liabilities and stockholders’ equity	$4,679,293	$8,519,250

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$1,674,905	$898,051	$4,013,336	$2,647,407
Research and development expenses	784,646	243,948	2,667,382	3,720,222
Depreciation expense	407	597	1,473	1,383
Total operating expenses	2,459,958	1,142,596	6,682,191	6,369,012
Loss from operations	(2,459,958)	(1,142,596)	(6,682,191)	(6,369,012)
Other (income) expense:
Interest and dividend income	(52,129)	(106,145)	(218,092)	(129,321)
Interest expense	-	-	-	3,534
Interest expense, amortization of debt discount	-	-	-	13,567
Change in fair value of derivative liabilities	-	-	-	216,095
Loss on extinguishment of debt	-	-	-	740,139
Total other (income) expense	(52,129)	(106,145)	(218,092)	844,014
Net loss and comprehensive loss	$(2,407,829)	$(1,036,451)	$(6,464,099)	$(7,213,026)

Net loss per common share, basic and diluted (1)	$(2.18)	$(1.01)	$(5.99)	$(8.56)
Weighted average number of common shares used in computing net loss per common share, basic and diluted (1)	1,104,005	1,026,415	1,079,489	842,721

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, June 30, 2024	1,067,231	$1,067	$23,118,872	$(19,127,685)	$3,992,254
Rounding of fractional shares from reverse stock split	(36)	-	-	-	-
Equity-based compensation - options	-	-	195,583	-	195,583
Issuance of common stock for consulting services	13,333	13	104,384	-	104,397
Proceeds from sale of common stock, net of fees	154,144	154	1,527,792	-	1,527,946
Net loss	-	-	-	(2,407,829)	(2,407,829)
Balance, September 30, 2024	1,234,672	$1,234	$24,946,631	$(21,535,514)	$3,412,351

	For the Nine Months Ended September 30, 2024
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, December 31, 2023	868,184	$868	$22,762,922	$(15,071,415)	$7,692,375
Issuance of common shares from exercise of pre-funded warrants	199,047	199	99	-	298
Rounding of fractional shares from reverse stock split	(36)	-	-	-	-
Equity-based compensation - options	-	-	551,434	-	551,434
Issuance of common stock for consulting services	13,333	13	104,384	-	104,397
Proceeds from sale of common stock, net of fees	154,144	154	1,527,792	-	1,527,946
Net loss	-	-	-	(6,464,099)	(6,464,099)
Balance, September 30, 2024	1,234,672	$1,234	$24,946,631	$(21,535,514)	$3,412,351

	For the Three Months Ended September 30, 2023
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, June 30, 2023	781,517	$781	$16,066,045	$(12,890,904)	$3,175,922
Equity-based compensation - options, restricted stock and RSUs	-	-	98,933	-	98,933
Issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	86,667	87	6,507,329	-	6,507,416
Net loss	-	-	-	(1,036,451)	(1,036,451)
Balance, September 30, 2023	868,184	$868	$22,672,307	$(13,927,355)	$8,745,820

	For the Nine Months Ended September 30, 2023
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Deficit	(Deficit)
Balance, December 31, 2022	546,258	$546	$1,162,633	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	93,333	93	5,408,482	-	5,408,575
Issuance of common shares to settle convertible debt	76,047	76	1,140,624	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	86,667	87	6,507,329	-	6,507,416
Issuance of common shares from exercise of warrants	16,667	17	249,983	-	250,000
Issuance of common shares to settle asset purchase obligation	40,000	40	2,999,960	-	3,000,000
Issuance of restricted common shares for prepaid consulting services	5,156	5	108,271	-	108,276
Equity-based compensation - options, restricted stock and RSUs	4,056	4	498,986	-	498,990
Net loss	-	-	-	(7,213,026)	(7,213,026)
Balance, September 30, 2023	868,184	$868	$22,672,307	$(13,927,355)	$8,745,820

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,464,099)	$(7,213,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,473	1,383
Equity-based compensation	655,831	607,266
Amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Non-cash lease expense	(317)	268
Issuance of shares to settle asset purchase agreement	-	3,000,000
Changes in operating assets and liabilities:
Prepaid expenses	(102,033)	(145,887)
Deferred offering costs	(116,884)	672,295
Other assets	-	2,196
Accounts payable	329,504	(263,239)
Accrued liabilities	129,681	(466,935)
Net cash used in operating activities	(5,566,844)	(2,835,878)
Cash flows used in investing activities:
Investment in property and equipment	-	(3,254)
Net cash used in investing activities	-	(3,254)
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded warrants and warrants in private placement, net of fees	-	6,507,416
Proceeds from sale of common stock, net of fees	1,527,946	-
Proceeds from exercise of warrants	298	250,000
Repayment of promissory notes	-	(250,000)
Proceeds from sale of common stock in initial public offering, net of offering costs	-	5,408,575
Net cash provided by financing activities	1,528,244	11,915,991
Net change in cash	(4,038,600)	9,076,859
Cash and cash equivalents – beginning of the period	8,402,500	32,586
Cash and cash equivalents – end of the period	$4,363,900	$9,109,445

Supplemental disclosure of non-cash financing activity:
Issuance of common shares to settle convertible debt	$-	$1,140,700
De-recognition of derivative liabilities	$-	$4,596,039
Issuance of common shares for prepaid consulting services	$-	$108,276

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Unaudited Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal Therapeutics is a late-stage biopharmaceutical company developing tecarfarin, a new vitamin K antagonist (VKA) designed to offer safer, superior chronic anticoagulation for patients with implanted cardiac devices or rare cardiovascular conditions. Tecarfarin is anticipated to result in fewer adverse events such as strokes, heart attacks, bleeds and deaths than warfarin, the most commonly used anticoagulant for these patients despite its prevalent side effects, drug-to-drug interactions and frequent dosing changes. Tecarfarin received an orphan drug designation from the U.S. Food and Drug Administration (the “FDA”) for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes implanted left ventricular assist devices (LVADs), as well as both orphan drug and fast-track status for the prevention of systemic thromboembolism of cardiac origin in end-stage kidney disease (ESKD) patients with atrial fibrillation (AFib). Cadrenal is planning pivotal clinical trials and pursuing clinical and commercial partnerships to advance tecarfarin. The Company’s plans also include studying tecarfarin in patients with mechanical heart valves experiencing anticoagulation difficulties.

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

The accompanying financial statements of the Company are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, the statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2024.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred operating losses, and negative cash flows from operations. For the nine months ended September 30, 2024, the Company had a net loss of $6,464,099, which included $656,987 of non-cash expenses. Cash used in operations for the nine months ended September 30, 2024 totaled $5,566,844. As of September 30, 2024, the Company had cash and cash equivalents of $4,363,900, net working capital of $3,405,548, and an accumulated deficit of $21,535,514.

During October 2024, the Company sold 237,099 shares of its common stock through its at-the-market (ATM) facility with H.C. Wainwright & Co. These sales were made at a weighted average price of $14.79 per share, resulting in total gross proceeds of $3,507,817 and net proceeds of $3,390,933

On November 1, 2024, the Company entered into a warrant inducement letter agreement (the “Warrant Inducement Agreement”) with a holder (the “Holder”) of outstanding warrants to purchase up to 285,715 shares of common stock issued in a private placement offering on July 14, 2023 (the “Existing Warrants”) pursuant to which such holder exercised the Existing Warrants at a reduced exercise price of $16.50 generating approximately $4.7 million in gross proceeds. See Note 9-Subsequent Events for a more detailed discussion of the warrant inducement transaction.

The Company’s cash and cash equivalents balance of approximately $11.3 million as of November 7, 2024 is expected to be sufficient to fund its operations for at least the next twelve months from the date of the filing of its Quarterly Report on Form 10-Q, however, the Company will require additional funding to complete its planned Phase 3 clinical trial and submit its New Drug Application.

Emerging Growth Company Status

As an “emerging growth company” (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company may elect to take advantage of certain forms of relief from various reporting requirements that are applicable to public companies. The relief afforded under the JOBS Act includes an extended transition period for the implementation of new or revised accounting standards. The Company has elected to take advantage of this extended transition period and, as a result, the Company’s financial statements may not be comparable to those of companies that implement accounting standards as of the effective dates for public companies. The Company may take advantage of the relief afforded under the JOBS Act up until the last day of the fiscal year following the fifth anniversary of its initial offering or such earlier time that it is no longer an EGC.

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

On January 19, 2023, the Company issued 40,000 shares of common stock to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement, dated August 18, 2022, between the Company and HESP LLC. This payment was determined to be IPR&D with no alternative use. Accordingly, the Company recorded the common stock payment of $3.0 million as research and development expense on January 19, 2023. This payment settled all obligations under the Amendment to the Asset Purchase Agreement.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$3,380,029	$-	$-	$3,380,029
Total financial liabilities	$3,380,029	$-	$-	$3,380,029

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$8,287,843	$-	$-	$8,287,843
Total financial liabilities	$8,287,843	$-	$-	$8,287,843

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

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023

Accrued consulting fees	$108,409	$4,000
Accrued compensation	613,238	596,131
Other	46,240	38,075
Total accrued liabilities	$767,887	$638,206

Note 5. Leases, Commitments, and Contingencies

Leases

At lease inception, the Company determines if an arrangement is an operating or capital lease. For operating leases, the Company recognizes rent expense, inclusive of rent escalation, on a straight-line basis over the lease term.

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

The Company’s operating lease ROU assets and liabilities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Assets
Right of use assets	$2,197	$20,998
Liabilities
Current
Operating lease liabilities	$2,232	$21,350
Total operating lease liabilities	$2,232	$21,350

Operating lease expenses were $6,472 and $6,618 for the three months ended September 30, 2024 and 2023, respectively. Operating lease expenses were $19,866 and $19,892 for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $20,087 and $19,502 for the nine months ended September 30, 2024 and 2023, respectively. The remaining operating lease term is one month, and the operating lease discount rate was 12% as of September 30, 2024.

Future annual lease payments under non-cancellable operating leases as of September 30, 2024 were as follows:

2024	$2,232
Total lease payments	2,232
Less: Imputed interest	-
Total operating lease liabilities	$2,232

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

Note 6. Stockholders’ Equity and Warrants

Reverse Stock Split

On July 29, 2024, the Company’s stockholders approved amendments to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of its shares of common stock, and its Board of Directors subsequently approved a final reverse stock split ratio of 1-for-15. The reverse stock split became effective on August 20, 2024. On the effective date, every 15 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. The number of authorized shares of common stock was not reduced and the par value per share of common stock remains unchanged. Fractional shares were canceled, and stockholders received cash in lieu thereof. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan. As a result, the number of common shares, stock options, warrants, net loss per share, and exercise prices disclosed throughout these notes to the unaudited financial statements, as well as the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 to which these unaudited financial statements and notes thereto are attached, have been retrospectively adjusted to reflect the reverse stock split.

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

On January 24, 2023, the Company consummated its IPO of 93,333 shares of its common stock at a public offering price of $75.00 per share, generating gross proceeds of $7,000,000 and net proceeds of $5,408,575. The Company’s shares of common stock commenced trading on the Nasdaq Capital Market on January 20, 2023, under the symbol “CVKD.”

In connection with the IPO, on January 19, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, as representative of the underwriters (the “Representative”). Pursuant to the Underwriting Agreement, the Company issued to the underwriters a five-year warrant (the “Representative’s Warrant”) to purchase an aggregate of 5,600 shares of the Company’s common stock, which was equal to six percent (6%) of the shares of common stock sold in the IPO. The Representative’s Warrant has an exercise price of $90.00, which was equal to 120% of the public offering price of the common stock in the IPO.

On July 12, 2023, the Company entered into a securities purchase agreement with an institutional investor (the “Investor Selling Stockholder”) pursuant to which the Company sold to the Investor Selling Stockholder in a private placement (the “Private Placement”) (i) an aggregate of 86,667 shares of common stock (the “Shares”), (ii) in lieu of additional Shares, pre-funded warrants to purchase up to an aggregate of 199,047 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) accompanying common warrants to purchase up to an aggregate of 285,715 shares of common stock (the “Common Warrants”). The combined purchase price of each Share and accompanying Common Warrants was $26.25. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $26.25.

The Private Placement closed on July 14, 2023. The Company received aggregate gross proceeds from the Private Placement of approximately $7.5 million before deducting the placement agent commissions and offering expenses payable by the Company. H.C. Wainwright & Co., LLC (“H.C.W.”) acted as the placement agent in the Private Placement, and as part of its compensation, the Company issued to designees of H.C.W. Placement Agent Warrants to purchase up to 18,571 shares of common stock at an exercise price of $32.81.

Each Pre-Funded Warrant had an exercise price equal to $0.0015 per share. The Pre-Funded Warrants were exercisable at any time after their original issuance and would not expire until exercised in full. Each Common Warrant has an exercise price equal to $26.25 per share. The Common Warrants are exercisable at any time after their original issuance and will expire on January 16, 2029. The exercise price and number of shares of common stock issuable upon exercise of the Common Warrant and Pre-Funded Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

During the three months ended March 31, 2024, the Company received notice of the exercise of all of the 199,047 Pre-Funded Warrants. As a result of the respective Pre-Funded Warrant exercises, the Company issued 199,047 shares of common stock. As of September 30, 2024, there are no Pre-Funded Warrants outstanding.

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

ATM Facility

During the quarter ended September 30, 2024, the Company sold 154,144 shares of its common stock through its at-the-market (ATM) facility with H.C. Wainwright & Co., generating gross proceeds of $1,635,777 and net proceeds of $1,527,946.

Warrant Summary

The following table summarizes the total warrants outstanding at September 30, 2024:

		Exercise Price	Expiration	Outstanding as of December 31,	New		Outstanding as of September 30,
	Issue Date	Per Share	Date	2023	Issuance	Exercised	2024
Placement agent warrants	July - Sept 2022	$45.00	July - Sept 2027	767	-	-	767
Placement agent warrants	Nov 2022	$15.00	Nov 2027	1,000	-	-	1,000
Representative warrants	Jan 2023	$90.00	Jan 2028	5,600	-	-	5,600
Pre-funded investor warrants	July 2023	$0.0015	Once exercised	199,047	-	(199,047)	-
Common warrants	July 2023	$26.25	Jan 2029	285,715	-	-	285,715
Placement agent warrants	July 2023	$32.81	Jan 2029	18,571	-	-	18,571
				510,700	-	(199,047)	311,653

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Initial Plan and 2022 Plan was initially 133,333 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 173,636. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 133,333 shares to 306,969 shares and to amend the “evergreen provision” such that the number of reserved shares of Common Stock available for issuance each year will be 20% of: (i) the shares of Common Stock outstanding at December 31; plus (ii) the shares of Common Stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31. As of September 30, 2024, 141,303 remained available for future issuance. All available shares may be utilized toward the grant of any type of award under the 2022 Plan.

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

Weighted average assumptions used in the Black-Scholes model are set forth below:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Risk-free interest rate	-	4.09% - 4.83%
Dividend yield	-	-
Expected term (years)	-	5.27 - 5.31
Volatility	-	76.4% - 77.7%

Activity under the Plans for the period from December 31, 2023 to September 30, 2024 is set forth below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	78,333	$12.92	8.64	$105,000
Granted	78,001	13.48	9.32	43,500
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at September 30, 2024	156,334	$13.20	8.60	$327,000
Options vested and exercisable at September 30, 2024	70,036	$12.64	8.14	$24,681
Options vested and expected to vest as of September 30, 2024	156,334	$13.20	8.60	$327,000

The weighted average grant date fair value of options granted to date was $12.67. At September 30, 2024, the Company had $824,647 of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 1.6 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$202,066	$60,763	$365,368	$329,420
Research and development	97,914	92,309	290,463	277,846
Total stock-based compensation	$299,980	$153,072	$655,831	$607,266

Note 8. Net Loss Per Common Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,407,829)	$(1,036,451)	$(6,464,099)	$(7,213,026)
Denominator:
Weighted average common shares outstanding	1,104,005	1,026,415	1,079,489	842,721
Net loss per common share, basic and diluted	$(2.18)	$(1.01)	$(5.99)	$(8.56)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	156,334	78,333
Warrants to purchase common stock	311,652	510,700
Total anti-dilutive common stock equivalents	467,986	589,033

Note 9. Subsequent Events

The Company has evaluated events that occurred through November 7, 2024, the date that the financial statements were issued, and determined that except than as set forth below, there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

On October 10, 2024, the Company issued 25,000 shares of restricted common stock to a consultant as partial compensation for services.

During October 2024, the Company sold 237,099 shares of its common stock through its at-the-market (ATM) facility with H.C. Wainwright & Co. These sales were made at a weighted average price of $14.79 per share, resulting in total gross proceeds of $3,507,817.

On November 1, 2024, the Company entered into the Warrant Inducement Agreement with the Holder of the Existing Warrants pursuant to which the Holder and exercised the Existing Warrants, purchasing 285,715 shares of the Company’s common stock at a reduced exercise price of $16.50 per share, generating gross proceeds to the Company of approximately $4.7 million, before placement agent fees and other expenses. The proceeds are expected to support the Company’s pivotal Phase 3 trial and related partnering activities.

In consideration for the Holder’s exercise of the Existing Warrants, the Company issued new unregistered Series A-1 and Series A-2 warrants (the “New Warrants”) to the Holder, to purchase up to an additional 285,715 shares of common stock each (for a total of 571,430 shares of common stock) at an exercise price of $16.50 per share. The New Warrants are exercisable immediately. The Series A-1 Warrants expire five years after issuance, while the Series A-2 Warrants expire 18 months from the date that the registration statement covering the shares of common stock issuable upon exercise of the Series A-2 Warrants becomes effective.

H.C.W. acted as the exclusive placement agent for the warrant inducement transaction. As part of its compensation, the Company agreed to pay HCW a cash fee equal to 7% of the gross proceeds and to issue HCW warrants to purchase up to 18,571 shares of common stock at an exercise price of $20.625 per share, which represents 125% of the New Warrants’ exercise price.

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

Company Overview

We are developing tecarfarin, a new Vitamin K Antagonist (VKA) chronic anticoagulant (blood thinner) to prevent heart attacks, strokes, and deaths due to thrombosis (blood clots) in patients with implanted cardiac devices or rare cardiovascular conditions. The prevailing treatment for thrombosis is an oral anticoagulant, either a VKA, like warfarin, or a direct oral anticoagulant, (“DOAC”). VKAs block the production of vitamin K-dependent blood clotting factors, such that the blood is “thinned,” preventing clots, while DOACs directly block the activity of certain of these clotting factors. Tecarfarin, like warfarin, is a VKA.

Tecarfarin, a once-daily oral and reversible anticoagulation treatment, is expected to improve outcomes and reduce overall healthcare costs for patients that are not well served by currently available VKAs and for which DOACs are contraindicated or lack clinical evidence of efficacy. This includes patients with LVADs, patients with ESKD and AFib, and patients with mechanical heart valves, among others, where the need for VKA-dependent chronic anticoagulation has been underscored by recent clinical studies.

Tecarfarin is specifically designed to provide safer and more effective anticoagulation than the most commonly prescribed VKA, warfarin.

We anticipate that tecarfarin will address many of the bleeding and other adverse events and drug-to-drug interaction challenges of warfarin because tecarfarin is metabolized using a different metabolic pathway.

Extensive data indicates that tecarfarin may avoid kidney impairment problems, which are common in these patients. Late-stage clinical trials show that tecarfarin may offer enhanced stability and time in therapeutic range (TTR) that inversely correlates with major events. Cadrenal aims to show that tecarfarin will provide less dosing variability, enhancing the quality of care for patients and reducing the time-consuming and costly hassles of dosing adjustments for healthcare providers. We believe tecarfarin is the only new anticoagulant being developed for patients with implanted cardiac devices and certain other rare cardiovascular conditions. Despite breakthrough implanted cardiac device products by leading medical device companies such as Abbott, patients still depend on 70-year-old warfarin for the indefinite future.

Tecarfarin has an orphan drug designation from the U.S. Food and Drug Administration (the “FDA”) for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes left ventricular assist device (LVAD), a heart pump. Tecarfarin also has orphan drug and fast-track designations from the FDA for the prevention of systemic thromboembolism of cardiac origin in patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib).

Tecarfarin has been evaluated in eleven (11) human clinical trials in over 1,000 individuals; (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease (“CKD”). In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients having completed it including those with mechanical heart valves, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding and there were no thrombotic events.

Tecarfarin was developed by researchers using a small molecule “retrometabolic” drug design process which targets a different metabolic pathway than the most commonly prescribed drugs for the treatment of thrombosis and AFib. “Drug metabolism” refers to the process by which a drug is inactivated by the body and rendered easier to eliminate or to be cleared by the body. Most approved drugs, including warfarin, the only FDA-approved VKA, which is a prescribed drug for the treatment of thrombosis, are metabolized in the liver through a pathway known as the Cytochrome CYP450 system, or CYP450, by the enzymes known as CYP2C9 and CYP3A4.

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

Initial Public Offering

On January 24, 2023, we consummated our initial public offering (the “IPO”) of 93,333 shares of our common stock, par value $0.001 per share (the “common stock”) at a public offering price of $75.00 per share, generating gross proceeds of $7,000,000. Our shares of common stock commenced trading on the Nasdaq on January 20, 2023 under the symbol “CVKD.”

Private Placement

On July 12, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which we sold to the Investor in a private placement priced at-the-market (the “Private Placement”) consistent with the rules of the Nasdaq), (i) an aggregate of 86,667 shares of common stock, (ii) in lieu of additional share of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 199,047 shares of common stock, and (iii) accompanying common warrants (the “Common Warrants”) to purchase up to an aggregate of 285,715 shares of common stock. The combined purchase price of each share and accompanying Common Warrants was $26.25. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrants was $26.25.

The Private Placement closed on July 14, 2023. We received aggregate gross proceeds from the Private Placement of approximately $7.5 million before deducting the placement agent commissions and estimated offering expenses payable by us. We intend to use the net proceeds from the Private Placement for working capital purposes. H.C. Wainwright & Co., LLC (“H.C.W.”) acted as the placement agent in the Private Placement, and as part of its compensation, we issued to designees of H.C.W. Placement Agent Warrants to purchase up to 18,571 shares of common stock.

ATM Facility

During the quarter ended September 30, 2024, we sold 154,144 shares of our common stock through our at-the-market (ATM) facility with H.C.W., generating gross proceeds of $1,635,777 and net proceeds of $1,527,946.

During October 2024, we sold 237,099 shares of our common stock through our ATM facility. These sales were made at a weighted average price of $14.79 per share, resulting in additional gross proceeds of $3,507,817.

Warrant Inducement

On November 1, 2024, the Company entered into a warrant inducement letter agreement (the “Warrant Inducement Agreement”) with a holder (the “Holder”) of outstanding warrants to purchase up to 285,715 shares of common stock issued in a private placement offering on July 14, 2023 (the “Existing Warrants”) pursuant to which such holder exercised the Existing Warrants at a reduced exercise price of $16.50 generating approximately $4.7 million in gross proceeds. See Note 9-Subsequent Events for a more detailed discussion of the warrant inducement transaction.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,
	2024	2023
Operating expenses:
General and administrative expenses	$1,674,905	$898,051
Research and development expenses	784,646	243,948
Depreciation expense	470	597
Total operating expenses	2,459,958	1,142,596
Loss from operations	(2,459,958)	(1,142,596)
Other (income) expense:
Interest and dividend income	(52,129)	(106,145)
Total other (income) expense	(52,129)	(106,145)
Net loss and comprehensive loss	$(2,407,829)	$(1,036,451)

General and administrative expenses

General and administrative expenses were $1,674,905 for the three months ended September 30, 2024 compared to $898,051 for the three months ended September 30, 2023. The $776,854, or 87%, increase can be primarily attributed to a $192,948 increase in personnel-related expenses as a result of the hiring of a Chief Operating Officer in February 2024 as well as annual pay raises for management in January 2024, a $422,147 increase in public company expenses, a $141,304 increase in stock-based compensation, and a $77,456 increase in professional fees and other expenses. These increases were partially offset by a $45,535 decrease in consulting expenses.

Research and development expenses

Research and development expenses were $784,646 for the three months ended September 30, 2024, compared to $243,948 for the three months ended September 30, 2023. The $540,698, or 222%, increase can be primarily attributed to a $291,155 increase in expenses associated with chemistry, manufacturing and controls (“CMC”), a $213,078 increase in consulting fees, and a $19,102 increase in personnel-related expenses.

Interest and dividend income

Interest and dividend income was $52,129 for the three months ended September 30, 2024. This represents the interest and dividend income earned from our investments in money market funds from the proceeds of our IPO and July 2023 Private Placement. Interest and dividend income was $106,145 for the three months ended September 30, 2023. The decrease in interest and dividend income in the current quarter can be attributed to lower balances in money market funds.

Results of Operations for the Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and September 30, 2023.

	Nine Months Ended September 30,
	2024	2023
Operating expenses:
General and administrative expenses	$4,013,336	$2,647,407
Research and development expenses	2,667,382	3,720,222
Depreciation expense	1,473	1,383
Total operating expenses	6,682,191	6,369,012
Loss from operations	(6,682,191)	(6,369,012)
Other (income) expense:
Interest and dividend income	(218,092)	(129,321)
Interest expense	-	3,534
Interest expense, amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Total other (income) expense	(218,092)	844,014
Net loss and comprehensive loss	$(6,464,099)	$(7,213,026)

General and administrative expenses

General and administrative expenses were $4,013,336 for the nine months ended September 30, 2024 compared to $2,647,407 for the nine months ended September 30, 2023. The $1,365,929, or 52%, increase can be primarily attributed to a $588,693 increase in personnel-related expenses as we hired a Chief Operating Officer in February 2024 as well as annual pay raises for management in January 2024, a $636,669 increase in public company expenses, and a $61,139 increase in professional fees. These increases were partially offset by a $93,788 decrease in consulting expenses.

Research and development expenses

Research and development expenses were $2,667,382 for the nine months ended September 30, 2024 compared to $3,720,222 for the nine months ended September 30, 2023. The prior period included a $3.0 million expense for the issuance of 40,000 shares of common stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. This $3.0 million decrease was partially offset by a $1,094,419 increase in expenses associated with chemistry, manufacturing and controls (“CMC”), a $666,033 increase in consulting fees, a $105,073 increase in personnel-related expenses, and a $69,120 increase in professional fees.

Change in fair value of derivative liabilities

Concurrent with the closing of the IPO in January 2023, the note holders converted the debt into common stock, accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity (deficit) on January 24, 2023.

The derivative liabilities were considered a level 3 fair value financial instrument and were remeasured up to January 24, 2023 which was the date of derecognition. We recorded a non-cash charge of $216,095 in January 2023. This charge represented the increase in the fair value of the derivative liabilities since the previous measurement date of December 31, 2022. We did not have such activity during the nine months ended September 30, 2024.

Loss on extinguishment of debt

We recorded a $740,139 loss on the extinguishment of debt during the nine months ended September 30, 2023. This loss represented the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO. We did not have such activity during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operations. To date, we have funded our operations from the proceeds of the sale of convertible notes, and the nonconvertible notes and warrants issued in November 2022, as well as our IPO completed in January 2023, our Private Placement consummated in July 2023, and the sale of common stock through our ATM facility. We had a net loss of $6,464,099 for the nine months ended September 30, 2024 which included $656,987 of non-cash expenses. Cash used in operating activities for the nine months ended September 30, 2024 totaled $5,566,844. As of November 7, 2024, we had cash and cash equivalents of approximately $11.3 million, which is expected to be sufficient to fund our operations for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q, however, we will require additional funding to complete our planned Phase 3 clinical trial and submit our New Drug Application.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(5,566,844)	$(2,835,878)
Cash used in investing activities	-	(3,254)
Cash provided by financing activities	1,528,244	11,915,991
Net (decrease) increase in cash	(4,038,600)	9,076,859
Cash and cash equivalents, beginning of period	8,402,500	32,586
Cash and cash equivalents, end of period	$4,363,900	$9,109,445

Operating activities

During the nine months ended September 30, 2024, cash used in operating activities was $5,566,844. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $5,807,112 in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $240,268 in cash primarily from a $329,504 increase in accounts payable partially offset by a $116,884 increase in deferred offering costs, and a $102,033 increase in prepaid expenses.

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

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities totaled $1,528,244. During the period, we utilized our ATM facility, which generated proceeds of $1,527,946, net of fees. In addition, we had proceeds of $298 from the exercise of Pre-Funded Warrants.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), requiring listed securities to maintain a minimum bid price of $1.00 per share because our closing bid price for the last 30 consecutive business days was below $1.00 per share. Pursuant to the Rule, we initially had 180 calendar days (until March 4, 2024), to regain compliance with the Nasdaq Listing Rules (the “Compliance Period”). On February 16, 2024, we requested an additional 180 calendar days to comply with the Rule. On March 5, 2024, we received written notification from Nasdaq granting our request for a 180-day extension or until September 3, 2024 to regain compliance with the Rule. On August 20, 2024, we effected a 1-for-15 reverse stock split. On September 5, 2024, we received a letter from Nasdaq stating that we had regained compliance with the Rule. However, there can be no assurance that we will continue to comply with the Rule or any other Nasdaq continued listing requirements.

If Nasdaq delists our securities from trading on its exchange at some future date, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We will also need to raise additional capital to meet our long-term business objectives.

We had an accumulated deficit of $21,535,514 as of September 30, 2024 and a net loss of approximately $6,464,099 for the nine months ended September 30, 2024, having incurred significant losses from operations to date. We expect to incur significant expenses and continued losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next twelve months, however, we will require additional financing as we continue to execute our business strategy, including additional funds for the initiation of enrollment of patients and completion of the planned pivotal Phase 3 trial for tecarfarin. Our unaudited financial statement for the nine months ended September 30, 2024 were prepared under the assumption that we will continue as a going concern; however, we expect our expenses to increase in connection with the initiation of enrollment of patients and completion of the planned pivotal Phase 3 trial for tecarfarin. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. In order to meet our expected obligations, we intend to raise additional funds through partnering and equity and debt financings or a combination of these potential sources of liquidity. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through partnering such as collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned Phase 3 trial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2024 and up to the date of the filing of this Quarterly Report on Form 10-Q in transactions that were not registered under the Securities Act other than as set forth below and as previously disclosed in our filings with the SEC.

On September 11, 2024, we issued 13,333 shares of restricted common stock to a consultant as partial compensation for services.

On October 10, 2024, we issued 25,000 shares of restricted common stock to a consultant as partial compensation for services.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2024)
10.1	Amendment to the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: November 7, 2024	By:	/s/ Quang Pham
Quang Pham
Chief Executive Officer
(Principal Executive Officer)

CADRENAL THERAPEUTICS, INC.
(Registrant)

Date: November 7, 2024	By:	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)