Form 10-K
period 2024-12-31
Cadrenal Therapeutics, Inc.
filed 2025-03-13
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2024, as reported by the Nasdaq Capital Market on such date was approximately $4,008,255. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 13, 2025, there were 1,879,710 shares of Common Stock, $0.001 par value per share, outstanding.

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

This Annual Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm on our business, results of operations, financial condition and the market price of our common stock, par value $0.001 per share (the “Common Stock”).

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

Risks Related to Our Financial Position and Need for Capital

●	We have a limited operating history, a history of losses and expect to continue to incur losses;

●	Our cash and the proceeds from our financings will only fund our operations for a limited time; and

●	We will need to raise additional capital.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Our business is dependent upon the success of tecarfarin, which requires additional clinical testing;

●	All of our current data for tecarfarin are the results of clinical trials conducted by third parties;

●	Our development efforts may not generate data sufficient to support regulatory approval and the U.S. Food and Drug Administration (the “FDA”) may require additional clinical testing;

●	Even if we complete our clinical trials, we may not receive regulatory approval for tecarfarin;

●	Fast Track designation and Orphan Drug Designation by the FDA does not assure FDA approval;

●	Even if we obtain regulatory approval, we may not enjoy marketing exclusivity and we may face development, regulatory or labeling difficulties;

●	Clinical trials are very expensive, time-consuming and difficult to design and implement.

●	We may experience delays in the enrollment of patients in any or all of our clinical trials;

●	If tecarfarin is approved, our success depends on our commercialization efforts and market acceptance;

●	We have never submitted an NDA to the FDA or comparable applications to other regulatory authorities;

●	After approval of tecarfarin, it will remain subject to regulatory obligations and other restrictions;

●	We are subject to federal and state obligations and regulations applicable to our marketing practices;

●	We rely on third-party manufacturers to produce tecarfarin;

●	If the manufacturer fails to comply with stringent regulations, we may face delays;

●	We face substantial competition;

●	Serious adverse effects may be identified with respect to our products, which may harm our business;

●	Recently enacted and future legislation may affect marketing approval and commercialization of tecarfarin;

●	We may be subject to penalties if we violate healthcare fraud and abuse laws or price reporting laws;

●	Our ability to generate product revenues will be diminished if our products sell for inadequate prices;

●	The impact of recent healthcare reform legislation in healthcare spending;

●	We will rely on third parties to conduct all of our clinical trials;

●	We currently have limited distribution, marketing, support and sales capabilities;

●	Our employees, contractors, consultants, commercial partners and vendors may engage in misconduct;

●	If we are not successful in establishing a sales force, our ability to generate sales and profits will be limited;

●	We plan to rely on third parties to develop, commercialize, market and promote our products;

●	Our future growth depends, in part, on our ability to penetrate foreign markets;

●	Global health crises may adversely affect our planned operations; and

●	Compliance with regulations regarding the treatment of animals could increase our costs.

Risks Related to Our Intellectual Property

●	We may be unable to obtain and maintain market exclusivity or patent protection for tecarfarin;

●	We may become involved in intellectual property lawsuits, which could be costly and time consuming;

●	Patent law changes in the United States and other jurisdictions could diminish the value of patents;

●	Patent protection depends on compliance with requirements imposed by governmental patent agencies;

●	We may not be able to enforce our intellectual property rights throughout the world; and

●	Our U.S. patents have expired and our foreign patents will expire in April 2025.

Risks Related to Ownership of Our Common Stock

●	An active public trading market for our Common Stock may not be maintained;

●	We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market;

●	Our stock price has been extremely volatile;

●	If favorable research or reports about us are not published our stock price could decline;

●	Our officers, directors, and principal stockholders exercise significant control over our Company;

●	Sales of Common Stock could result in dilution and depress the market price of our Common Stock;

●	Our charter documents have anti-takeover provisions;

●	Claims for indemnification by our directors and officers may reduce our available funds;

●	We do not intend to pay dividends in the foreseeable future;

●	We have incurred significant increased costs as a result of operating as a public company;

●	We are an emerging growth company and may avail ourselves of reduced disclosure requirements or extended transition periods for complying with new or revised accounting standards;

●	There is no public market for our outstanding warrants; and

●	Holders of our outstanding warrants will have no rights as common stockholders with respect to the shares of our Common Stock underlying the warrants until such holders exercise their warrants and acquire our Common Stock, except as otherwise provided in the warrants.

General Company-Related Risks

●	Our business depends upon our ability to attract and keep senior management and key scientific personnel;

●	We will need to increase the size of our organization, and we may experience difficulties managing this;

●	If product liability lawsuits are brought against us, we may incur substantial liabilities;

●	Computer system failures could be costly and expose us to litigation and government enforcement actions;

●	We are increasingly dependent on information technology and our systems face certain risks;

●	Acquisitions of other businesses could harm our operating results; and

●	Declining general economic or business conditions may have a negative impact on our business.

Item 1. Business.

Overview –

We are developing tecarfarin, our drug candidate, for unmet needs in anticoagulation therapy. Tecarfarin is a late-stage novel oral and reversible anticoagulant (blood thinner) designed to prevent heart attacks, strokes, and deaths due to blood clots in patients with rare cardiovascular conditions requiring chronic anticoagulation.

There is a lack of approved anticoagulation therapies for certain rare cardiovascular conditions requiring chronic anticoagulation, such as patients with left ventricular assist devices (LVADs), patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib), and patients with catastrophic or thrombotic anti-phospholipid syndrome (APS). For patients with these conditions, treatment guidelines, and not FDA-approved labeling, recommended the use of a vitamin K antagonist (VKA) such as warfarin, despite warfarin’s acknowledged challenges in achieving sufficiently stable and reliable anticoagulation in these patients. Additionally, direct-acting oral anticoagulants (DOACs) like Eliquis and Xarelto have either not shown clinical benefits in these and certain other patient populations, or their efficacy and safety remain uncertain.

At the time the initial investigational new drug (IND) application for tecarfarin was filed by its initial sponsor, warfarin was the only marketed oral anticoagulant, and the strategy was to develop tecarfarin as an alternative VKA with superior efficacy and safety over warfarin for a broad range of indications including AFib, deep vein thrombosis (DVT), pulmonary embolism (PE), prevention of pulmonary embolism in patients with venous thrombosis, DVT prevention in patients undergoing certain surgical procedures, thrombosis prevention in patients with mechanical heart valves, and prevention of thrombotic complications in patients after a myocardial infarction (heart attack), among others.

While tecarfarin clinical trials were being conducted by the initial IND sponsor, the DOACs were advancing through clinical trials and ultimately approved after demonstrating that they were non-inferior to warfarin in certain indications, including AFib in the general population, prevention of pulmonary embolism in patients with venous thrombus, and prevention of deep vein thrombosis in patients undergoing certain surgical procedures, among others. These DOAC clinical studies resulted in a change in the standard of care for a large percentage of the population that had been previously treated with warfarin, and some of the same population that was initially targeted by prior tecarfarin IND sponsor. Thus, the original broad-label development plan for tecarfarin became much more challenging.

Accordingly, we are focusing the development of tecarfarin for rare cardiovascular conditions where patients are unable to achieve sufficiently reliable chronic anticoagulation with warfarin, and where DOACs have either failed or their efficacy and safety remain unproven. These include patients with LVADs, patients with ESKD and AFib, patients with mechanical heart valves and ESKD or resistant to warfarin, and patients with catastrophic or thrombotic APS, among others, where the need for VKA-dependent chronic anticoagulation has been underscored by recent clinical studies. While warfarin-treated patients have fared better than DOAC-treated patients in comparative studies in certain of these cardiovascular conditions, the event rates in these studies remain unacceptably high and the quality of anticoagulation in warfarin-treated patients has repeatedly been shown to be sub-optimal – hence, there continues to be unmet medical needs surrounding the use of warfarin in these patients that are not addressed – or not addressable - by DOACs.

Recent Developments

Abbott Collaboration

On March 3, 2025, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Abbott Global Enterprises Limited (“Abbott”) to collaborate on the Phase 3 randomized, warfarin-controlled, multicenter study with an open-label extension being sponsored by us, entitled “TECarfarin Anticoagulation and Hemocompatibility with Left Ventricular Assist Devices” (TECH-LVAD; the “Study”), to evaluate the efficacy and safety of tecarfarin in patients with a left-ventricular assist device (the “Study Device”).

Pursuant to the Collaboration Agreement, Abbott has agreed to share with us data collected by it on the LVAD population from its MOMENTUM 3 and ARIES HeartMate 3 US IDE trials and further grant us a non-exclusive, limited, non-transferable, non-sublicensable license to use the data for the purposes of the Study, including support for protocol development, as well as regulatory submissions related to the Study. We will be the regulatory sponsor of the Study and will have the obligations of the sponsor pursuant to applicable laws, including, without limitation, monitoring of the Study and interacting with regulatory authorities with respect to the Study. We are pursuing business development strategies, including licenses and funding partnerships, to support funding the Phase 3 Study.

Under the terms of the Collaboration Agreement, Abbott will support us on the planning and execution of the TECH-LVAD trial to evaluate the efficacy and safety of tecarfarin in patients with LVADs. Under the Agreement, Abbott will share insights from recent HeartMate 3™ trials and will support us with: biostatistics and trial design, site identification, trial awareness including patient identification and recruitment, and HeartMate 3™ expertise.

On March 5, 2025, we received from the FDA Type D Meeting Minutes from our February 3, 2025 meeting with the FDA. The FDA acknowledged that designing a superiority trial in the intended population may not be feasible, but stated that in principle they could support a primary composite clinical endpoint in a non-inferiority trial as a possible path forward. To facilitate further discussion, the FDA has requested that we submit a full study design synopsis along with adequate detail pertaining to key design features for FDA review of the IND.

Background

The quality of anticoagulation provided by VKAs has been defined by the assessment of “time in therapeutic range” (TTR) blood tests. This measurement quantifies the percentage of time that a patient's International Normalized Ratio (INR), a measure of the degree of anticoagulation achieved, is in the target range. A TTR of 70% is generally accepted as the benchmark for well-controlled anticoagulation, however most studies have shown that warfarin frequently fails to achieve this target, even in optimally controlled clinical trials. A major contributing factor to the failure of warfarin in achieving a reliable degree of anticoagulation in these circumstances is its metabolism. Specifically, warfarin is metabolized via the cytochrome p450 (CYP450) pathway which creates opportunities for unstable and highly variable pharmacokinetics (PK) due to 1) a large number of other drugs that also use this pathway (i.e. competition for the pathway which has limited capacity), 2) genetic variability in components of the pathway that result in altered rates of metabolism and 3) a number of drugs alter the activity of components of the pathway, either increasing or decreasing activity and therefore increasing or decreasing clearance of drugs metabolized by the pathway. The result can be highly variable PK which translates into unstable levels of anticoagulation.

In 2019, tecarfarin was granted an orphan drug designation (ODD) by the United States Food and Drug Administration (FDA) for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with ESKD and AFib, and a fast-track designation was granted by the FDA in 2023. Patients with ESKD and AFib have very high rates of stroke and death however, there is no standard of care for these patients since there has never been a study demonstrating benefit of any anticoagulant in these clinical circumstances, largely due to the unacceptable risk of placebo controls. There are more than 809,000 Americans with ESKD, with approximately 70% on dialysis. Approximately 100,000 to 150,000 ESKD patients also have AFib. AFib nearly doubles the anticipated mortality and increases the stroke risk by approximately five-fold in these patients. There are currently no effective anticoagulation treatment options for patients with ESKD and AFib. Commonly prescribed medications, such as warfarin and apixaban (Eliquis), may cause substantial harm in circumstances of excessive anticoagulation, leading to outcomes such as hemorrhagic stroke, major bleeding, or death, and most trials of anticoagulant therapy to reduce the risk of such events have excluded these patients because approved therapies for AFib have metabolic profiles that may increase drug exposure in patients with impaired renal function, thereby increasing known risks and challenges in managing patients with ESKD and AFib.

In 2024, tecarfarin was granted ODD by the FDA for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes left ventricular assist device (LVAD), a heart pump. There are approximately 15,000 patients in the U.S. with LVADs, and recent randomized controlled trials in LVAD patients have documented that currently available VKAs (warfarin) yield relatively poor quality anticoagulation (as reflected by the TTR) despite the attempts at tight management of anticoagulation in the clinical trial setting. Implantable LVAD therapy is used to improve quality of life, alleviate symptoms, and extend survival rates in patients with advanced heart failure, irrespective of eligibility for cardiac transplant. Patients with LVADs require chronic anticoagulation to reduce the risk of thromboembolic complications, and under the currently available anticoagulants, they commonly experience bleeding events. LVAD patients require life-long anticoagulation to reduce the risk of pump thrombosis and anticoagulation management in patients with LVADs continues to be a challenge. Patients and their clinicians are faced with the daily challenge of balancing the need for adequate anticoagulation versus the bleeding risks that are associated with excess anticoagulation. Warfarin is the only available oral anticoagulant for all currently available LVAD devices, however, warfarin is known to be a difficult medication to manage due to its labile metabolism, and its many drug-drug interactions.

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

In patients with LVADs, recent data also highlight the need for a next generation VKA anticoagulant. The ARIES-HM3 study was designed to evaluate the need for chronic aspirin treatment in patients with the newest LVAD, the HeartMate3. The use of aspirin in LVAD patients was standard but had never been proven to be beneficial. The ARIES study randomized LVAD patients to continue aspirin, along with warfarin, versus warfarin alone. The main finding of the study revealed that aspirin is not helpful in LVAD patients; however, since all patients were receiving warfarin and had careful monitoring of the quality of anticoagulation, the study also provided the opportunity to determine if the quality of anticoagulation provided by warfarin, had an impact on patient outcomes. The analysis of this carefully controlled and monitored study showed that the average TTR was only 56% with warfarin, far below the benchmark for well-controlled anticoagulation of 70%, and that, despite the superior design of the HM3 device, poor quality anticoagulation was associated with excess thrombotic and bleeding events.

VKAs block the production of vitamin K-dependent blood clotting factors, such that the blood is “thinned,” preventing clots, while DOACs directly block the activity of single clotting factors. Vitamin K epoxide Reductase Complex subunit 1 (VKORC1) is a significant enzyme for effective clotting. VKORC1 reduces vitamin K epoxide to its active form (Vitamin K), which is the rate-limiting step in the physiological process of vitamin K recycling. Vitamin K serves as a cofactor for normal function of several clotting/anticoagulation factors including Factors II, VII, IX and X and Proteins C, S, and Z. VKORC1 genetic deficiencies result in increased sensitivity to VKAs, which results in an increase in the risk of significant hemorrhage. We believe tecarfarin has potency for VKORC1 inhibition similar to warfarin, but it is an investigational new drug, and we will need to demonstrate it is safe and effective for its proposed indication(s).

Tecarfarin has been evaluated in eleven (11) human clinical trials in over 1,000 individuals (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease, or CKD. In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients having completed it (including those with mechanical heart valves), only 1.6% of the blinded tecarfarin subjects suffered from major bleeding.

Tecarfarin is metabolized via a different metabolic pathway, the human carboxylesterase 2 pathway, thereby avoiding CYP450 metabolism in the liver. This pathway is abundantly distributed through the body – not confined to the liver like CYP450, and although it has genetic variability, the variants have not been shown to significantly alter drug clearance. In contrast, patients taking multiple medications that interact with CYP2C9, or CYP3A4, or those with impaired kidney function, can experience an overload in the pathway, creating a bottleneck that often leads to insufficient clearance, which results in the unstable levels of anticoagulation that are well documented with warfarin use. This has been demonstrated in clinical studies to result in more reliable levels of anticoagulation in certain patients at higher risk for CYP450 issues. In the EMBRACE-AC study of 607 patients, the time in therapeutic range (TTR) was used to compare tecarfarin to warfarin. TTR quantifies the percentage of International Normalized Ratio (INR) values that are in the appropriate range. When the INR values collected in tecarfarin and warfarin were compared, tecarfarin TTR was significantly better than warfarin in patients at higher risk for CYP450 issues. This was especially notable because a blinded team of experts reviewed all INR values (for both tecarfarin and warfarin) and made dose adjustments which resulted in the TTR of warfarin being even higher than commonly observed in “real world” settings.

Atrial fibrillation (AFib) is the most frequently encountered human arrhythmia, with its incidence and prevalence increasing over the last 20 years. AFib is associated with an approximate five-fold increased risk of stroke. The risk of developing AFib increases in patients with CKD. According to 2021 estimates by the Centers for Disease Control and Prevention, or CDC, approximately 15% of the U.S. adult population, or 37 million people, have CKD. An estimated 0.4% of people in the U.S. suffer from Stage 4 CKD and 0.1% of people in the U.S. have ESKD.

There are more than 809,000 Americans with ESKD, with approximately 70% on dialysis, according to the United States Renal Data System. Approximately 100,000 to 150,000 ESKD patients also have AFib. AFib nearly doubles the anticipated mortality and increases the stroke risk by approximately five-fold in these patients. There is evidence that AFib is an independent risk factor for developing ESKD in CKD patients. Both diseases share common risk factors including hypertension, diabetes, vascular disease, and advancing age. Cardiovascular disease contributes to more than half of all deaths among patients with ESKD. According to the Annual Data Report published by the United States Renal Data System, total Medicare spending for patients with ESKD reached $50 billion in 2023, accounting for approximately 7% of the Medicare-paid claims costs.

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

In a Phase 2/3 randomized and blinded trial sponsored by ARYx Therapeutics, Inc. in 2008 (EMBRACE -AC study), 607 patients with a variety of indications for chronic anticoagulation were treated with either tecarfarin or warfarin. The primary endpoint of the study was the Time in Therapeutic Range, or TTR, which quantifies the percentage of time a patient is at the desired level of anticoagulation. The degree of anticoagulation is measured by the INR (international normalized ration) which measures the clotting ability of the blood. Individuals with normal clotting ability have an INR of ~1. When a patient is on anticoagulation with a VKA such as warfarin the target range of the INR is usually from 2-3. In clinical practice, the dose of a VKA is adjusted based on periodic measurement of the INR. If the INR is too low, then the dose of VKA is increased, and if it is too high, then the dose of VKA is decreased. Studies of warfarin have shown that the TTR in real-world practice is typically around 50-55%, while the benchmark for well-controlled anticoagulation is a TTR of 70%.

In the EMBRACE -AC study comparing warfarin to tecarfarin, there was a committee of experts that reviewed every INR in every patient. As a result, the TTRs in this study were higher than in general practice. The trial did not meet its primary endpoint of superiority of tecarfarin over warfarin using the interpolation method of calculating TTR. However, despite this intense oversight of dose adjustment, the INRs actually measured were evaluated and the TTRs for tecarfarin was significantly higher than the TTR in a subset of warfarin-treated patients who might be expected to have challenges with CYP450 metabolism. Tecarfarin appeared to be well tolerated with only 1.6% of the blinded tecarfarin subjects suffering from major bleeding and no thrombotic events. When thrombotic and major bleeding events during the blinded period were combined, a numerical imbalance (but not statistical significance) favoring tecarfarin over warfarin was seen (warfarin 11 subjects, 3.6%; tecarfarin 5 subjects, 1.6%).

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

Our Strategy

Our goal is to build a biopharmaceutical company with a foundation of product candidates that significantly advance patient care in rare cardiovascular conditions. Key elements of our strategy are as follows:

●	Progress the clinical development of and seek FDA approval for tecarfarin for patients with unmet needs in anticoagulation therapy. We intend to initiate a pivotal Phase 3 clinical trial in late 2025 or early 2026, subject to funding from additional financings, for at least one indication. We believe, a single pivotal trial, if successful, could be sufficient for NDA filing.

●	If we obtain FDA approval of our NDA for our first indication, we intend to seek to expand the label for tecarfarin through a supplemental NDA. We ultimately intend to explore the full potential of tecarfarin in a number of potential indications, including chronic anticoagulation in patients with LVADs, patients with ESKD and AFib, patients with ESKD and mechanical heart valves, patients with APS, and patients with other thrombophilic disorders who would otherwise require chronic anticoagulation with warfarin.

●	An LVAD is an implantable pump attached to the heart, connecting the apex of the left ventricle to the ascending aorta. LVADs are intended to treat patients suffering from advanced heart failure.

●	APS is an autoimmune disorder characterized by an increased tendency to form abnormal blood clots, which can form in nearly any blood vessel in the body, and which can also cause miscarriages in women.

●	A mechanical heart valve is a prosthetic device implanted in the heart to replace the function of normal heart valves – tricuspid, pulmonic, mitral, and aortic.

●	If we receive acceptable feedback from the FDA regarding our trial protocol, and subject to funding from additional financings and/or partnerships, we may choose to advance tecarfarin in patients with LVADs as our first indication. We may choose to conduct a pilot/proof-of-concept study prior to a pivotal trial.

●	We intend to partner and/or in-license and/or acquire clinical-stage cardiovascular products to augment our current pipeline, which consists of one investigational product.

●	Create a commercial infrastructure for our product candidates. If tecarfarin is approved by the FDA, we intend to expand our commercial infrastructure and hire and train a focused and dedicated specialty salesforce which we believe can efficiently cover the top prescribing physicians and approximately 3,000 anticoagulation clinics in the U.S., which presently monitor patients on warfarin.

Our Investigational Product Candidate

Tecarfarin for Use in Patients with LVADs

We have ODD for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes left ventricular assist device (LVAD), a heart pump. There are approximately 15,000 patients in the U.S. with LVADs, and therefore, this meets the prevalence requirement of fewer than 200,000 patients.

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

LVAD patients require life-long anticoagulant therapy to reduce the risk of pump thrombosis. Anticoagulation management in patients with LVADs continues to be a challenge. Patients and their clinicians are faced with the daily challenge of needing adequate anticoagulation versus the bleeding risks that are associated with anticoagulation. Warfarin is the recommended oral anticoagulant for all currently available LVAD devices, however, warfarin is known to be a difficult medication to manage due to its narrow therapeutic window, and its many interactions. Recent data also highlights the need for a next generation VKA anticoagulant. The ARIES-HM3 study was designed to evaluate the need for chronic aspirin treatment in patients with the newest LVAD, the HeartMate3. The use of aspirin in LVAD patients was standard but had never been proven to be beneficial. The ARIES study randomized LVAD patients to continued aspirin, along with warfarin. The main finding of the study revealed that aspirin is not helpful in LVAD patients; however, since all patients were receiving warfarin and had careful monitoring of the quality of anticoagulation, the study also provided the opportunity to determine if the quality of anticoagulation provided by warfarin, had an impact on patient outcomes. The predominant findings showed that the average TTR was only 56% with warfarin, far below the benchmark for well-controlled anticoagulation of 70%, and that, despite the superior design of the HM3 device, poor quality anticoagulation was associated with excess thrombotic and bleeding events.

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

Vitamin K Antagonists: Warfarin

Vitamin K antagonists, or VKAs, are substances that block the production of vitamin K-dependent blood clotting factors such that the blood is “thinned,” preventing clots. VKAs are used as anticoagulants in the prevention or treatment of thrombosis. For patients treated with a VKA, the international normalized ratio, or INR, a system established by the World Health Organization and the International Committee on Thrombosis and Hemostasis, is a commonly available, inexpensive measure of the body’s coagulation status. Each VKA patient’s dose must be individualized, based on a target range for his or her INR test. The percentage of time that a patient’s INR is maintained within his or her target range is known as the time in therapeutic range, or TTR. TTR is a surrogate endpoint used to characterize the quality of anticoagulation control (and, indirectly, safety and efficacy) of a VKA based on prothrombin time and the INR. When used as a therapy, VKAs are titrated to a patient’s individual INR range and that patient is expected to visit a clinic for regular INR monitoring or use a home INR monitoring system. A higher TTR reflects better anticoagulation control and is related to improved clinical outcomes, including rates of death, bleeding, myocardial infarction, stroke and systemic embolism, and a TTR measure of ≥ 70% is generally accepted as the benchmark for well-controlled anticoagulation. When patients are above their individual INR range, they are at higher risk for bleeding, due to reduced clotting ability, while patients are below their target INR range are at higher risk for thrombotic events. Potential benefits of monitoring INR include ascertaining patient compliance with their drug treatment regimen, the ability to detect when dose adjustments are needed and maintaining safety and efficacy of the drug treatment. TTR is predictive of adverse events, including mortality, stroke and myocardial infarction.

As depicted in the chart below, higher TTR is generally correlated with higher survival rates.

Source: Currie et al. Heart 2006 (92) 196-200

Impaired kidney function, as measured by marked reductions in glomerular filtration rate (eGFR), are also associated with much lower TTR, as reported in the Journal of the American Heart Association in 2017.

VKAs are reversible, meaning that in cases of over-anticoagulation, vitamin K or fresh frozen plasma, or a combination, can be administered to bring patients back down into their INR range.

Warfarin is currently the predominant VKA treatment option in the U.S. and has been in use since the early 1950s. However, as reported by the National Center for Biotechnology Information, there are many adverse events associated with warfarin, including bleeding, skin necrosis and hair loss; notably, warfarin, with substantial risk of drug-drug interactions, has been reported as number three on the list of drugs implicated in adverse effects causing hospital admission. Due to these side effects and the increasing availability of DOACs, the use of warfarin has decreased during the last decade, but it still remains a mainstay of therapy in some clinical circumstances.

Limitations of Warfarin Treatment

Warfarin has significant safety risks stemming from its metabolism, including its pathways for elimination. Other commonly appreciated drawbacks of warfarin include a relatively narrow therapeutic range, requirements for monitoring and adjustment, slow onset (with initial paradoxical prothrombotic effects due to its early inhibition of proteins C and S) and a relatively slow offset of action (making it difficult to manage with invasive procedures), and multiple drug and food interactions.

Warfarin’s efficacy and safety profile are affected by its metabolism and elimination characteristics and various interactions with other drugs. Warfarin is metabolized through the CYP450 pathway, primarily by the CYP2C9 enzyme, and approximately 15% of clinically used drugs are metabolized by the same enzyme, including certain anticoagulants, antiplatelets and non-steroidal anti-inflammatory drugs. Patients taking warfarin and on CYP2C9 interacting drugs may experience either warfarin being eliminated by the body too quickly, thereby decreasing its anticoagulation effect, or warfarin being eliminated by the body too slowly, resulting in excessive and dangerous thinning of the blood. In both of these situations, frequent monitoring is required and dose adjustments are often necessary. Patients who take both warfarin and these CYP2C9 interacting drugs also have an increased risk of being outside their individual INR target range and experiencing lower TTR. For these patients, their CYP2C9 interacting drugs must be used with caution, or at times, they may need to be discontinued.

Warfarin’s efficacy and safety profile can also be affected by genetic mutations that lead to a lower activity of the CYP2C9 enzyme. Clinical studies have shown that these individuals may require lower dosages of warfarin and are at an increased risk of excessive anticoagulation – and bleeding – with standard doses.

Currently, warfarin is frequently used in patients with non-valvular AFib and in patients with valvular heart diseases (VHD) with AFib. However, as reported by an article published by the Egyptian Heart Journal on March 28, 2022, an analysis of 6,454 patients with AFib taking warfarin showed that almost 50% of the time the INR was outside the target range of 2–3, leading to a higher risk of bleeding and thrombotic complications. The major adverse effect associated with warfarin is bleeding, and major and fatal bleeding events occur at rates of 7.2 and 1.3 per 100 patient-years, respectively, according to a meta-analysis of 33 studies.

INR needs to be even more frequently monitored in patients with impaired kidney function, who are known to have a decreased ability to metabolize drugs through the CYP450 pathway, and accordingly have an increased risk of being outside their individual INR target range and experiencing lower TTR. Further, according to an article published by Frontiers in Medicine in January 2021, warfarin was associated with an increase in the risk of major bleeding without reduction in stroke/thromboembolism or mortality in patients with end-stage CKD requiring dialysis.

Illustrating the challenges with warfarin, trials have shown that patients treated with warfarin often experience TTRs much lower than 70%, generally accepted as the benchmark for well-controlled anticoagulation. In a 2019 study conducted to evaluate TTR in 300 patients on long-term warfarin for non-valvular AFib, as reported by an article published in Health and Quality of Life Outcomes on October 20, 2020, 75.5% of patients had a poor TTR with a mean of only 39.5%, with the mean TTR of all patients in the study being 47%. In another study of 406 AFib patients conducted in Lithuania to evaluate the quality of warfarin as anticoagulation therapy, more than half (57.3%) of INR values were outside of the target range, the median TTR was only 40%, and only 20% of patients had a TTR greater than or equal to 65%.

Direct Acting Oral Anticoagulants (DOACs)

DOACs, are a form of treatment that inhibits certain blood clotting factors. While VKAs block the synthesis of vitamin K-dependent blood clotting factors (II, VII, IX, X, protein C and protein S), DOACs block the activity of specific clotting factors. There are two classes of DOACs, oral direct thrombin inhibitors (which act against Factor IIa) and oral direct factor Xa inhibitors. Currently, there are only four DOACs approved by the FDA for use outside of a hospital setting: apixaban (the generic name for Eliquis), dabigatran (the generic name for Pradaxa), rivaroxaban (the generic name for Xarelto) and edoxaban (the generic name for Savaysa). DOACs are generally more rapid in onset and offset of action than VKAs, have few strong drug-to-drug interactions and do not require INR monitoring.

Limitations of DOAC Treatment

DOACs have been approved in the U.S. for the treatment of specific oral anticoagulation indications; however, there are a number of clinical scenarios for which DOACs are contraindicated or simply not recommended for use, including for anticoagulation treatment in patients with LVADs, patients with ESKD and AFib, patients with ESKD and mechanical heart valves, and patients with thrombotic APS. DOACs do not have the same broad label indication as warfarin and are only indicated for some thrombosis indications.

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
No
DOACs as Viable Standard Treatment
DOACs can be the standard treatment if affordable and available (similar to their usage in VTE† and SPAF)

Bejjani A, et al. J Am Coll Cardiol. 2024;83(3):444–465.

Our Proposed Solution: Tecarfarin for Treatment of Patients with LVADs, ESKD and AFib, ESKD and mechanical heart valves, and thrombotic APS

Tecarfarin, our lead investigational product candidate, is a VKA, once-daily oral anti-coagulant. The primary differentiating feature of tecarfarin is that it is metabolized via a different metabolic pathway than warfarin. However, like warfarin, tecarfarin will still require INR monitoring. Tecarfarin is eliminated by large capacity, non-saturable tissue esterase pathways that exist throughout the body, rather than just in the liver. This is distinct from the CYP450 pathway and infrequently used by other medications, which could potentially reduce the risk for drug-to-drug interactions. Moreover, unlike warfarin, tecarfarin’s metabolism does not appear to be affected by CYP2C9 genetic variant alleles or by kidney function.

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

Phase 1 Studies

Tecarfarin has been studied in five Phase 1 clinical trials in a total of 133 healthy volunteers.

The effects of tecarfarin were evaluated in two Phase I single-dose studies and a Phase I multiple-dose study, all of which showed no serious side effects and dose-related prolongation of the INR to the target range after 3 to 14 days of dosing.

Another multiple-dose study examined the relationship between the vitamin K-dependent coagulation factors and INR in subjects treated with either warfarin or tecarfarin. This study showed that the pattern of coagulation factors for tecarfarin were virtually identical to that of warfarin, and tecarfarin was as well tolerated as warfarin.

Other studies looked at interactions with a moderate CYP2C9 inhibitor (amiodarone) and a strong CYP2C9 inhibitor (fluconazole), on the PK and PD of warfarin and tecarfarin. The co-administration of amiodarone resulted in relatively small increases in drug exposure and INR, but for S-warfarin and racemic warfarin the mean area under the concentration versus time curve from time 0 to 24 hours (AUC0-24) was significantly increased. The co-administration of fluconazole prolonged the t½ of both R- and S-warfarin (from 48 to 104 hours and from 37 to 82 hours, respectively); drug exposure (AUC0-168) was increased 186% and 256%, respectively. The PK of tecarfarin were unaffected by fluconazole co-administration. Both warfarin and tecarfarin were well-tolerated.

Tecarfarin was also studied in an open-label randomized crossover single dose PK study with warfarin in 10 healthy volunteer subjects and 10 patients with severe chronic kidney disease. This study demonstrated that exposure to tecarfarin (as measured by AUC and Cmax) was similar between the CKD and healthy subjects. In contrast, exposure to warfarin showed significant increases of both AUC and Cmax and decreases in clearance for (S)-warfarin and (R,S)-warfarin in subjects with CKD as compared to healthy subjects, especially so in patients who were either intermediate metabolizers of CYP2C9 or concomitantly on a drug that inhibited CYP2C9.

Two additional Phase 1 studies (single ascending dose and multiple ascending dose) have been conducted in healthy Chinese patients to assess safety and tolerability. Tecarfarin was well tolerated, and no serious adverse events were observed in either study; levels of tecarfarin were generally dose proportional.

Phase 2 Trials

CLN-504 was an open-label study in which 66 patients with AFib were treated with tecarfarin for a period of six weeks. The trial was conducted by our predecessor company that owned the rights to tecarfarin, and designed to determine an optimal dosing regimen and to describe the efficacy and quality of anticoagulation as measured by TTR. Before entering the trial, warfarin-treated patients had a mean TTR of 59.4%. After the initial three weeks of dose titration, the tecarfarin-treated patients were within the target INR range 71.4% of the time (p<0.001). The most commonly reported treatment-related adverse events, or TEAEs, were mild hemorrhagic complications of anticoagulation, such as bruising and epistaxis.

CLN-509 was a pilot Phase 2 study to assess clinical trial methodology for future studies in patients having a variety of clinical indications requiring chronic oral anticoagulation, as measured by INR. Fifty patients with a variety of clinical indications for chronic oral anticoagulation, including patients with atrial fibrillation, venous thromboembolic disease, prosthetic heart valves, and cardiomyopathy. received daily doses of tecarfarin ranging from 1 mg to 60 mg adjusted to maintain their individual target INR values. INR control was achieved in all patients; there were no adverse events due to tecarfarin and no clinically important safety signals.

CLN-505 (EMBRACE-AC) was a Phase 2/3 trial multi-center, randomized, double-blind, parallel group, active control trial in 607 patients requiring chronic oral anticoagulation designed to compare the quality of anticoagulation of tecarfarin and warfarin for a minimum period of six months (up to one year) as determined by TTR. Dosing of study drugs was managed by a centralized dose control center. In EMBRACE-AC  the mean TTR with tecarfarin (the primary endpoint) was numerically higher but not significantly superior to warfarin in terms of the primary endpoint (72.3% with tecarfarin vs 71.5% with warfarin; p=0.51).

As part of its original analysis plan, EMBRACE-AC also included analyses of INR measurements while patients were temporarily off their trial drug due to other medical reasons. In a subsequent post-hoc analysis excluding these INR values while off therapy the mean TTR was significantly higher on tecarfarin (68.8%) than on warfarin (66.4%) (p<0.04).

Additional analyses of other patient subgroups demonstrated:

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

Notably, TTR rates in patients treated with warfarin exceeded previously reported TTR rates for warfarin, which are typically in the 50% to 65% range, which we believe, in retrospect, was largely due to the use of strict dosing protocols and the use of centralized dose adjustment centers in the trial.

The average daily doses required of both tecarfarin and warfarin was also analyzed in patients who had poor, intermediate or extensive metabolism of CYP2C9. Patients with poor CYP2C9 metabolism who were treated with warfarin required a significantly lower average daily dose compared to those patients with extensive CY2C9 metabolism. In contrast, as depicted below, the required dosage of tecarfarin did not vary significantly based on the patient’s CYP2C9 metabolic activity level.

The trial did have some limitations. Most importantly, the TTR with warfarin achieved in EMBRACE-AC was much higher than that typically seen in clinical trials and as compared to “real-world practice,” exceeding 71% on an interpolated basis in both treatment arms. The most likely reason for this stemmed from the management of study drug dosing (for both warfarin and tecarfarin) by a centralized dose control center, which provided a degree of oversight higher than that seen on normal practice.

Safety Data

In EMBRACE-AC, the largest clinical trial to date, with follow-up out to one year, tecarfarin appeared to be well tolerated with only 1.6% of the blinded tecarfarin subjects suffering from major bleeding and no thrombotic events were observed. When thrombotic and major bleeding events during the blinded period were combined, a numerical imbalance favoring tecarfarin over warfarin was seen (warfarin 11 subjects, 3.6%; tecarfarin 5 subjects, 1.6%).

There were also comparable rates of treatment emergent adverse events TEAEs – all adverse events observed, regardless of relationship to study drug) between the two treatment groups. TEAEs were reported for 93.2% of patients who received tecarfarin and 90.5% of patients who received warfarin. TEAEs reported by ≥10% of patients in either treatment group were nasopharyngitis (18.6% and 19.3%, blinded tecarfarin and warfarin, respectively), contusion (15.6% and 14.8%, respectively), epistaxis (8.1% and 11.1%, respectively), upper respiratory tract infection (10.7% and 10.8%, respectively), diarrhea (10.1% and 9.2%, respectively) and headache (10.7% and 8.9%, respectively). Most TEAEs were mild (32.2%, tecarfarin and 30.2%, warfarin) or moderate (45.0% and 46.6%, respectively) in severity.

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

Abbott Collaboration

On March 3, 2025, we entered into the Collaboration Agreement with Abbott to collaborate on the Phase 3 randomized, warfarin-controlled, multicenter study with an open-label extension being sponsored by us, named “TECarfarin Anticoagulation and Hemocompatibility with Left Ventricular Assist Devices” (the Study), to evaluate the efficacy and safety of tecarfarin in patients with a left-ventricular assist device (the Study Device).

Pursuant to the Collaboration Agreement, Abbott will share with us data collected by it on the LVAD population via its MOMENTUM 3 and ARIES HeartMate 3 US IDE trials and further grant us a non-exclusive, limited, non-transferable, non-sublicensable license to use the data for the purposes of the Study, including support for protocol development, as well as regulatory submissions related to the Study. We will be the regulatory sponsor of the Study and will have the obligations of the sponsor pursuant to applicable laws, including, without limitation, monitoring of the Study and interacting with regulatory authorities with respect to the Study. We are pursuing business development strategies, including licenses and funding partnerships, to support funding the Phase 3 Study.

The Collaboration Agreement further provides that we and Abbott will collaborate in the following areas related to the Study: (1) Biostatistics including Statistical Analysis Plan development, (2) Site and investigator selection, (3) Site qualification/feasibility, (4) Patient identification and recruitment, and (5) Medical science liaison support.

The Collaboration Agreement provides that we will own the Study data and grant Abbott a non-exclusive, royalty-free license to use the Study data for any of the following purposes: (i) submissions to regulatory authority(ies) worldwide, including submissions relating to label changes or new indications for Abbott’s products; or (ii) research and development purposes relating to Abbott’s products or (iii) compliance with applicable laws, including with respect to safety reporting; or (iv) use of summary level Study data to support Study Device claims.

Either party may terminate the Collaboration Agreement without cause upon sixty days written notice to the other party and immediately upon a material breach by the other party of any provision of the Collaboration Agreement.

Planned Pivotal Phase 3 Trial in LVAD Patients

On March 5, 2025, we received FDA Type D Meeting Minutes from our February 3, 2025 meeting. The FDA acknowledged that designing a superiority trial in the intended population may not be feasible but stated that in principle they could support a primary composite clinical endpoint in a non-inferiority trial as a possible path forward.

Protocol design is ongoing, but in general would involve approximately 450 HeartMate 3 LVAD patients randomized to either tecarfarin or warfarin, with dose adjustments driven by a central committee (as in previous studies). Clinical events could include death and major non-fatal or non-surgical hemocompatibility-related adverse events (i.e., stroke, pump thrombosis, major bleeding, or peripheral arterial thromboembolism), similar to what was used for the original HeartMate 3 approval, and a non-inferiority margin of approximately 10%.

To facilitate further discussion, the FDA has requested that we submit a full study design synopsis along with adequate detail pertaining to key design features for FDA review of the IND.

Other Potential Pivotal Phase 3 Trials being considered

In 2019, the FDA provided input on the Phase 3 trial design for tecarfarin, which was originally submitted by Espero BioPharma, Inc. (“Espero”), the previous IND sponsor of tecarfarin, evaluating the use of tecarfarin in ESKD patients with AFib. ODD for the use of tecarfarin in this clinical circumstance was also received in 2019. We are still evaluating whether to proceed with this indication, or whether other circumstances where tecarfarin may provide substantial advantages over warfarin (such as ESKD in patients with mechanical heart valves or in patients with underlying pro-thrombotic disorders) may have higher priority.

Our cash and the proceeds from our public and private offerings that we consummated will only fund our operations for a limited time. The proceeds from our financings to date are insufficient to allow us to fully fund our planned pivotal Phase 3 clinical trial in LVAD patients. We will not commence a trial unless we have sufficient funds to complete such trial and therefore, we will need to raise additional capital for the initiation of enrollment of patients and completion of any planned pivotal Phase 3 trial. There can be no assurance that we will raise sufficient funds to support the planned Phase 3 trial or that the trial design will be accepted by the FDA.

Manufacturing

We do not have a manufacturing infrastructure and do not intend to develop one. With respect to tecarfarin, we have executed contracts with third-party contract pharmaceutical manufacturers for the development of validated processes and the supply of active pharmaceutical ingredients and clinical trial material in accordance with current good manufacturing practices.  Such contract manufacturers have the capability to scale up for commercial production of tecarfarin. However, we have not entered into any long-term supply agreements or commercialization partnerships with these vendors. Certain material suppliers and manufacturing sites for our product candidate are in locations outside of the U.S.

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

Sales and Marketing

If any of our product candidates are approved by the FDA or other regulatory authorities, we intend to commercialize our products by hiring and training a small and dedicated salesforce to commercialize our products in the U.S., and possibly other major markets. In addition, we anticipate entering into a variety of distribution agreements and commercial partnerships in those territories where we do not establish an internal sales force, including if we expand outside of the U.S. We expect that our specialized commercial cardiovascular team would be comprised of experienced marketing and sales management professionals.

Competition

The development and commercialization of new drugs is highly competitive. We face competition with respect to developing our current product candidate, and we will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are seeking to develop tecarfarin as a marketable VKA, once-daily oral anticoagulant for chronic anticoagulation, primarily intended for use in circumstances where warfarin may still be regarded as the standard of care, but with persistent unmet medical needs that are inadequately addressed by current alternative anticoagulants. If we succeed in developing our planned indications or additional indications, we will face substantial competition, primarily warfarin as the most widely used VKA. Anticoagulant treatments for thrombosis include DOACs such as Pradaxa (dabigatran), Xarelto (rivaroxaban), Eliquis (apixaban) and Savaysa (edoxaban) for specific indications. Warfarin is generic and manufactured by multiple generic pharmaceutical companies.

Many of these named products are marketed by some of the largest and most successful pharmaceutical companies worldwide, including generic pharmaceutical companies. The companies that market these products have substantially more resources than we do and substantially more experience developing and marketing pharmaceuticals. We may not be able to successfully compete with these existing products. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of competing drugs and potentially competing drugs. Our competitors are developing or may be attempting to develop therapeutics for our target indications.

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

The high level of competition in these markets and current or future generic DOAC entrants could result in pricing pressure, reduced margins, the inability of our product candidates to achieve market acceptance and other impediments to commercial success. As a result, there can be no assurance that we will be able to complete the development of competitive products and commercialize them on a competitive basis.

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

Intellectual Property

Our success will significantly depend upon our ability to obtain and maintain patent and other intellectual property and proprietary protection for our drug candidates, including market and data exclusivity granted by regulatory agencies and composition of matter, dosage, method of use, and formulation patents, as well as patent and other intellectual property and proprietary protection for our novel discoveries and other important inventions and know-how. In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed, or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

We have filed an international patent application for the use of tecarfarin in patients having undergone implantation of a cardiac device. The two issued U. S. patents, for both composition of matter and method of treatment, expired on April 8, 2024. Foreign patents directed to tecarfarin, for composition of matter and use, expire in April 2025. In the absence of (i) future ODD marketing exclusivity granted by the FDA, (ii) future market and data exclusivity granted by regulatory agencies and (iii) additional patent filings covering new inventions, upon expiration of our issued patents, we would not be able to adequately protect our intellectual property, and competitors would be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

However, in the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of fourteen years from the date of product approval. Only one patent among those eligible for an extension may be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted. Provisions are available in certain other jurisdictions to extend the term of a patent that covers an approved drug or to provide data exclusivity. For example, data exclusivity in the EU may be available for ten years from approval and in Japan for eight years from approval. It is possible that issued U.S. patents covering tecarfarin may be entitled to patent term extensions. If our product candidate receives FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Development of Drugs in the United States

Pharmaceutical products must be approved by the FDA before they may be legally marketed in the United States. Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves pre-clinical laboratory and animal tests, the submission to the FDA of an investigational new drug, or IND, application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

The FDA may conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with current good manufacturing practice requirements. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMPs, is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

Accelerated Approval

There are a variety of pathways under which applicants may seek expedited approval from FDA, including Fast Track, breakthrough therapy, priority review and accelerated approval. Fast Track is a process designed to facilitate the development and expedite the review of investigational drugs to treat serious conditions and fill an unmet medical need. Drugs that receive Fast Track designation may be eligible for more frequent communications and meetings with the FDA to discuss the drug’s development plan, including the design of the proposed clinical trials, use of biomarkers and the extent of data needed to support approval. Drugs with Fast Track designation may also qualify for accelerated approval and priority review of NDAs if relevant criteria are met. However, Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

If a drug receives accelerated approval, the company that sponsored the application must conduct a post-approval trial to confirm the anticipated clinical benefit. These trials are known as Phase 4 or post-approval confirmatory trials. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA grants traditional approval for the drug. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to removing the drug from the market.

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

Human Capital Employees

As of March 13, 2025, we had four employees, all of which are full-time, and engage approximately thirty-five consultants and contractors. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

Our corporate headquarters are located at 822 A1A North, Suite 306, Ponte Vedra, Florida 32082, which are leased pursuant to an amended Lease Agreement dated October 21, 2024 with Veranda III Partners, Ltd. (the “Lease Agreement”). The Lease Agreement has a term of 12 months commencing on November 1, 2024. The monthly rent is $2,274. We believe that these headquarters are adequate for our current operations and needs.

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

We were formed in January 2022 and have had limited operations to date. We have to manufacture product, complete clinical trials and receive regulatory approval of NDAs before commercial sales of our product candidates can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with building and expanding clinical development pharmaceutical businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

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

We are a development-stage company and our success is dependent upon our ability to obtain regulatory approval for and commercialize our product candidate, tecarfarin, and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and lead product, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. In fact, though individual team members have experience running clinical trials and our Chief Executive Officer has been involved with the development of tecarfarin for six years, as a company we have yet to prove that we can successfully run a clinical trial. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential are unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

Our cash and the proceeds from our completed financings will only fund our operations for a limited time, and we will need to raise additional capital to fund our planned pivotal Phase 3 clinical trial and to support our development and commercialization efforts for our product candidate, tecarfarin.

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

We believe that our existing cash and cash equivalents will be sufficient in the aggregate to meet our anticipated cash requirements for at least the next twelve months. We will, however, require additional financing as we continue to execute our business strategy, including that we will require additional funds for the initiation of enrollment of patients and completion of the planned pivotal Phase 3 trial. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings, or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Our present and future capital requirements will depend on many factors, including:

●	the outcome, timing, and cost of our Phase 3 clinical trial to obtain regulatory approval for tecarfarin in the United States;

●	the costs of manufacturing our clinical product and establishing commercial drug supply;

●	the degree and rate of market adoption of our products, if approved;

●	the emergence of new, competing technologies and products;

●	the costs of R&D activities we undertake to develop new products and indications;

●	the costs of commercialization activities, including sales, marketing and manufacturing;

●	the costs of building an internal sales force meeting our requirements for the marketing and sale of our product candidates, if approved;

●	our ability to collaborate with third parties on the development and commercialization of our product candidates and products;

●	the level of working capital required to support our growth; and

●	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.

Other than our at-the-market facility with H.C. Wainwright & Co., we do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. Availability of funding from the at-the-market facility is limited due to certain restrictions. We anticipate that the additional funding we require will be funded through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including issuing shares of our Common Stock or other securities and incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. In addition, if we are unable to secure sufficient capital to fund our operations, we might have to enter into strategic collaborations that could require us to share commercial rights to our products or product candidates with third parties in ways that we currently do not intend or on terms that may not be favorable to us. If we choose to pursue additional indications and/or geographies for any of our products or product candidates or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

Our need for future financing may result in the issuance of additional securities, which will cause investors to experience dilution.

Our cash requirements may vary from those now planned, depending upon numerous factors, including the results of future research and development activities. We expect our expenses to increase if and when we initiate and conduct clinical trials, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders.

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

Previous clinical trials using tecarfarin have had different trial designs, doses, parameters and endpoints than the planned Phase 3 clinical trial that is expected to serve as a basis for approval of tecarfarin. We intend to design the Phase 3 protocol based on input from our recent meeting with the FDA, however, there can be no assurance that the protocol will be accepted by the FDA. We plan to use a fixed dose in future clinical trials that we believe provides good coverage given the dose ranges tested clinically; however, it is possible that the dose selected will not be the optimal dose and so drug effects may be limited or not be demonstrated sufficiently in clinical testing.

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

Despite the global burden of cardiovascular disease, investment in cardiovascular drug development has stagnated over the past two decades, with relative underinvestment compared with other therapeutic areas. The reasons for this trend are multifactorial, but of primary concern is the high cost of conducting cardiovascular outcome trials in the current regulatory environment that demands a direct assessment of risks and benefits, using clinically meaningful cardiovascular endpoints. In addition, clinical trials are difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. There is no guarantee that our clinical trials will reach statistical significance on their endpoints, or demonstrate superiority to warfarin or any other therapy. A failure of one or more of clinical trials can occur at any stage of testing. Our product candidate may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications. In addition, we may experience other numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to continue development. Development stage risks include the following:

●	although we have FDA minutes documenting our recent meetings with the FDA, the FDA minutes are not binding on the FDA, and the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trial and refuse to let them proceed;

●	we may not be able to provide acceptable evidence of the safety and efficacy of our product candidates or an acceptable benefit/risk profile for our product candidate;

●	we may not be able to successfully manufacture drug supplies for our clinical trial;

●	the results of our clinical trial may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other comparable foreign regulatory authorities to demonstrate effectiveness;

●	we may not be able to determine the optimal dosing of our product candidates; and

●	patients in our clinical trial may suffer adverse effects that are deemed related to our product candidates, leading us or regulatory authorities to stop clinical trial temporarily or permanently.

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

Even if we receive regulatory approval of tecarfarin or any future product candidates, we will be subject to ongoing regulatory obligations, such as post market surveillance and cGMP requirements, and continued regulatory review, which may result in significant additional expense. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with product candidates. In addition, third parties on whom we rely must comply with regulatory requirements, and any non-compliance on their part may negatively impact our business, assuming we obtain regulatory authorization at all.

Any regulatory approvals that we receive for product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) program in order to approve product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA could also require a boxed warning, sometimes referred to as a Black Box Warning on the product label to identify a particular safety risk, which could affect commercial efforts to promote and sell the product. In addition, if the FDA or a comparable foreign regulatory authority approves product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and current good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. We are also subject to certain user fees imposed by the regulatory agencies. Later discovery of previously unknown problems with product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. A pandemic or epidemic would likely make this even more challenging. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase, and the completion of our trials may be delayed or our trials could become too expensive to complete.

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

Drug products remain subject to the jurisdiction of the FDA and non-U.S. regulatory authorities after they have been approved. Even if we obtain regulatory approval of tecarfarin, the FDA and other regulatory authorities may impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval trials, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidate, if approved, as well as our marketed products are subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, sampling, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA and continued compliance with cGMPs and current Good Clinical Practices requirements, or cGCPs, for any clinical trials that we conduct post-approval.

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

We have executed contracts with third-party pharmaceutical contract development and manufacturing organizations (“CDMOs”) for the development of validated processes and the supply of active pharmaceutical ingredients and clinical trial material in accordance with good manufacturing practices. Such CDMOs have the capability to scale up for commercial production of tecarfarin. However, we have not entered into any long-term supply agreements or commercialization partnerships with these vendors. Certain material suppliers and manufacturing sites for our products and product candidates are in locations outside of the U.S. While the materials and substances used in our product candidate are manufactured by more than one supplier, the number of suppliers is limited. In the event it is necessary or advisable to acquire drug materials, substances, and products from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to transfer or redesign our manufacturing processes to work with another company. If approved by the FDA, we anticipate that we will be able to enter into agreements with third parties to manufacture and distribute tecarfarin on commercially reasonable terms.

We intend to rely on third-party CDMOs to produce tecarfarin for our clinical studies who are expected to purchase materials from third-party vendors and transport the materials necessary to produce tecarfarin, such as the required reagents and containers. This reliance on CDMOs and third-party vendors that we do not own or operate exposes us to various risks, including:

●	Supply Disruptions: Our CDMOs may experience difficulties in manufacturing, including shortages of raw materials, equipment failures, capacity constraints, or regulatory enforcement actions, any of which could result in delays or interruptions in supply.

●	Regulatory Compliance Risks: Our CDMOs must comply with cGMP and other regulatory requirements enforced by the U.S. Food and Drug Administration (FDA) and other regulatory authorities. Any failure to meet these standards could result in delays, batch failures, regulatory sanctions, or product recalls.

●	Loss of Key Manufacturing Partners: If a CDMO terminates its relationship with us, fails to meet our supply needs, or becomes unable to fulfill its obligations due to financial difficulties, insolvency, or acquisition by a third party, we may not be able to obtain alternative manufacturing sources in a timely or cost-effective manner.

●	Limited Control Over Operations: Because we do not own or operate these third-party facilities, we have limited control over their manufacturing processes, quality systems, and compliance efforts, which increases our exposure to risks outside of our direct control.

●	Capacity and Scalability Risks: If our CDMO partners are unable to scale production to meet future clinical or commercial demands, we may experience supply shortages that could delay our development timelines or commercial launch.

If a third-party manufacturer was to experience any prolonged disruption for our manufacturing, or face enforcement scrutiny by regulatory authorities, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so, we may need to conduct additional studies or clinical trials with product manufactured by the new manufacturer, thereby delaying our NDA submission or approval.

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

Factors affecting competition in these markets include the financial, research and development, testing, and marketing strengths of individual competitors, trends in industry consolidation, consumers’ product options, product quality, price and technology, reputation, customer service capabilities and access to market partners and customers. Eliquis is manufactured and distributed by Bristol Myers Squibb, Pradaxa is manufactured and distributed by Boehringer Ingelheim, Xarelto is manufactured and distributed by Janssen Pharmaceuticals, and Savaysa is manufactured and distributed by Daiichi Sankyo. We may not be able to successfully compete with these existing products, including their current or future generic equivalents. Each of these organizations has a long operating history, extensive resources, strong brand recognition and large customer bases. As a result, we expect they will be able to devote greater resources than we can to the manufacture, promotion and sale of their products; receive greater resources and support than we will from market partners and independent distributors; initiate and withstand substantial price competition; and take advantage more readily than we could of acquisition and other strategic market opportunities. In addition, these or other organizations could succeed in developing new products that perform better or more cost-effectively than our products and product candidates in their respective markets. Moreover, changes in health trends, diet or other factors could substantially reduce the commercial attractiveness or viability of the markets for anti-anginal, anticoagulant, anti-arrhythmic and anti-platelet products.

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

The impact of recent healthcare reform legislation, other changes in the healthcare industry, and in healthcare spending is currently unknown and may adversely affect our business model.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry, and new laws, regulations, judicial decisions, or new interpretations of existing laws, regulations, or decisions related to healthcare availability, the method of delivery, or payment for healthcare tests, products, and services could negatively impact our business, operations, and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including proposals aimed at lowering prescription drug prices and increasing competition for prescription drugs, as well as additional regulation on pharmaceutical transparency and reporting requirements, any of which could negatively impact our future profitability and increase our compliance burden. We cannot predict the initiatives that may be adopted in the future, including future challenges or significant revisions to the Affordable Care Act. The continuing efforts of the government, insurance companies, managed care organizations, and other payors to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our therapeutic products, if we or our licensors obtain regulatory approval;

●	the ability to set a price that we believe is fair for a therapeutic product;

●	the ability to obtain coverage and reimbursement approval for a therapeutic product;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

Our business and the businesses of our third-party pharmaceutical manufacturers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis. If there is a global health crisis, we could experience delays in patient enrollment and significant disruptions to our clinical development timelines. If we experience delays in patient enrollment or patient dropouts and we deem it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects. We may experience disruptions as a result of a global health crisis, including:

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

Our management team has expertise in many different aspects of fundraising, drug development and commercialization. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Quang X. Pham, our Chief Executive Officer. We do not have an insurance policy on the life of our Chief Executive Officer and we do not have “key person” life insurance policies for any of our other officers or advisors. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of tecarfarin or any other future products we develop, which could adversely affect our operating results.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information and will continue to do so once we commence clinical trials, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Changes in general economic or business conditions, including tariff and customs regulations, may have a negative impact on our business.

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

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems.

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the enforcement or defense of our or our collaboration partner’s issued patents, all of which could harm our business, results of operations, and financial condition.

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

Our two issued U.S. patents with respect to tecarfarin expired in 2024 and our foreign patents will expire in April 2025 and, therefore, we will lose protection from all of our patents next month.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if we obtain additional patents covering our product candidates, once the patent life has expired for a product, we may be open to competition from other products. If the lives of our patents are not sufficient to effectively protect our products and business, our business and results of operations will be adversely affected. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

We have lost effective patent protection in the United States and will lose effective patent protection in key countries outside of the United States this year. See supra the section entitled “Intellectual Property”. With respect to tecarfarin, we had two issued U.S. patents directed to tecarfarin for composition of matter and method of treatment, both of which expired in 2024, and our foreign patents directed to tecarfarin, for composition of matter and use, expire in April 2025. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, we are no longer able to seek patent extensions for our U.S. patents since they have expired. If we were to be granted U.S. patents in the future, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

On September 6, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”), requiring listed securities to maintain a minimum bid price of $1.00 per share because our closing bid price for the last 30 consecutive business days was below $1.00 per share. On August 20, 2024 we effected a reverse stock split and on September 5, 2024 we were notified by Nasdaq that we had regained compliance with the Rule. However, there can be no assurance that we will continue to comply with the Rule or the other Nasdaq continued listing requirements.

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

Investors should consider an investment in our Common Stock risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors who purchase our Common Stock may not be able to sell their shares at or above the purchase price. Our stock price has been volatile and may be volatile in the future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. Some of the factors that may cause the market price of our Common Stock to fluctuate include:

●	adverse results or delays in our clinical trials;

●	the timing or delay of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment or termination of a commercial partnership for one or more of our product candidates;

●	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

●	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

●	the commercial success of any product approved by the FDA or its foreign counterparts;

●	regulatory developments in the United States and foreign countries;

●	changes in the structure of healthcare payment systems;

●	any intellectual property infringement lawsuit involving us;

●	announcements of technological innovations or new products by us or our competitors;

●	announcements related to any device used in our clinical trials;

●	market conditions for the biotechnology or pharmaceutical industries in general;

●	changes in financial estimates or recommendations by securities analysts;

●	sales of large blocks of our Common Stock;

●	sales of our Common Stock by our executive officers, directors and significant stockholders;

●	direct sales of our Common Stock through financing arrangements;

●	restatements of our financial results and/or material weaknesses in our internal controls;

●	the loss of any of our key scientific or management personnel; and

●	announcements regarding the ongoing exploration of the strategic options available to us.

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

Our officers and directors exercise significant control over our Company and may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our executive officers and directors, in the aggregate, beneficially own shares representing approximately 29% of our outstanding capital stock. Quang X. Pham, our Chief Executive Officer, beneficially owns approximately 22% of our outstanding capital stock. As a result, Mr. Pham alone and together with these other stockholders, acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to the perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Our Amended and Restated Certificate of Incorporation, as amended, authorizes the issuance of 75,000,000 shares of our Common Stock and 7,500,000 shares of preferred stock. We currently have 1,879,710 shares of Common Stock outstanding, options exercisable to purchase 436,334 shares of Common Stock, and 615,940 warrants exercisable to purchase shares of Common Stock. In certain circumstances, the Common Stock, as well as the awards available for issuance under our equity incentive plans and shares of preferred stock, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of preferred stock and Common Stock. In addition, the issuance of certain securities, including pursuant to the terms of our stockholder rights plan, may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the Common Stock.

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

Item 2. Properties.

Our corporate headquarters are located at 822 A1A North, Suite 306, Ponte Vedra, Florida 32082, which are leased pursuant to an amended Lease Agreement dated October 21, 2024 with Veranda III Partners, Ltd. (the “Lease Agreement”). The Lease Agreement has a term of 12 months commencing on November 1, 2024. The monthly rent is $2,274. We believe that these headquarters are adequate for our current operations and needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock has traded on the Nasdaq Capital Market under the symbol “CVKD” since January 20, 2023. The last price of our Common Stock as reported on the Nasdaq Capital Market on March 12, 2025 was $17.67 per share.

Stockholders

We have two classes of stock, undesignated preferred stock, par value $0.001 per share, and Common Stock, par value $0.001 per share. No shares of preferred stock have been issued or are outstanding. As of March 13, 2025, we had 20 Common Stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Equity Compensation Plan Information

The Company adopted the Cadrenal Therapeutics, Inc. 2022 Equity Incentive Plan, (the “Initial Plan”), on July 11, 2022, which was later amended and restated on October 16, 2022, for purposes of clarifying the application of certain of the rules of the Initial Plan to awards approved before such amendment and restatement of the Initial Plan and to facilitate the transition to the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (the “Successor Plan”) for the issuance and approval of awards after consummation of our initial public offering. On October 16, 2022, the Board adopted and the Company’s stockholders approved the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (the “2022 Plan”), which is a successor to and continuation of the Initial Plan. The 2022 Plan became effective on January 19, 2023, at which time it replaced the Initial Plan, except with respect to awards outstanding under the Initial Plan. No further awards are available for grant under the Initial Plan.

The following table presents information as of December 31, 2024 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	156,334	$13.20	147,303
Equity compensation plans not approved by security holders	-	-	-
Total	156,334	$13.20	147,303

2022 Successor Equity Incentive Plan

See “Equity Incentive Plans—2022 Successor Equity Incentive Plan” in Part III, Item 11 for a description of the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan.

Recent Sales of Unregistered Securities

We have not issued unregistered securities to any person during the year ended December 31, 2024 and up to the date of the filing of this Annual Report in transactions that were not previously disclosed in our filings with the SEC other than as set forth below.

On January 8, 2025, we issued 25,000 shares of restricted Common Stock to a consultant as partial compensation for services.

Use of Proceeds

All proceeds received from our initial public offering have been used as planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 23, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2024 found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Company Overview

We are developing tecarfarin, our drug candidate, for unmet needs in anticoagulation therapy. Tecarfarin is a late-stage novel oral and reversible anticoagulant (blood thinner) designed to prevent heart attacks, strokes, and deaths due to blood clots in patients with rare cardiovascular conditions requiring chronic anticoagulation.

There is a lack of approved anticoagulation therapies for certain rare cardiovascular conditions requiring chronic anticoagulation, such as patients with left ventricular assist devices (LVADs), patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib), and patients with catastrophic or thrombotic anti-phospholipid syndrome (APS). For patients with these conditions, treatment guidelines, and not FDA-approved labeling, recommended the use of a vitamin K antagonist (VKA) such as warfarin, despite warfarin’s acknowledged challenges in achieving sufficiently stable and reliable anticoagulation in these patients. Additionally, direct-acting oral anticoagulants (DOACs) like Eliquis and Xarelto have either not shown clinical benefits in these and certain other patient populations, or their efficacy and safety remain uncertain.

At the time the initial investigational new drug (IND) application for tecarfarin was filed by its initial sponsor, warfarin was the only marketed oral anticoagulant, and the strategy was to develop tecarfarin as an alternative VKA with superior efficacy and safety over warfarin for a broad range of indications including AFib, deep vein thrombosis (DVT), pulmonary embolism (PE), prevention of pulmonary embolism in patients with venous thrombosis, DVT prevention in patients undergoing certain surgical procedures, thrombosis prevention in patients with mechanical heart valves, and prevention of thrombotic complications in patients after a myocardial infarction (heart attack), among others.

While tecarfarin clinical trials were being conducted by the initial IND sponsor, the DOACs were advancing through clinical trials and ultimately approved after demonstrating that they were non-inferior to warfarin in certain indications, including AFib in the general population, prevention of pulmonary embolism in patients with venous thrombus, and prevention of deep vein thrombosis in patients undergoing certain surgical procedures, among others. These DOAC clinical studies resulted in a change in the standard of care for a large percentage of the population that had been previously treated with warfarin, and some of the same population that was initially targeted by prior tecarfarin IND sponsor. Thus, the original broad-label development plan for tecarfarin became much more challenging.

Accordingly, we are focusing the development of tecarfarin for rare cardiovascular conditions where patients are unable to achieve sufficiently reliable chronic anticoagulation with warfarin, and where DOACs have either failed or their efficacy and safety remain unproven. These include patients with LVADs, patients with ESKD and AFib, patients with mechanical heart valves and ESKD or resistant to warfarin, and patients with catastrophic or thrombotic APS, among others, where the need for VKA-dependent chronic anticoagulation has been underscored by recent clinical studies. While warfarin-treated patients have fared better than DOAC-treated patients in comparative studies in certain of these cardiovascular conditions, the event rates in these studies remain unacceptably high and the quality of anticoagulation in warfarin-treated patients has repeatedly been shown to be sub-optimal – hence, there continues to be unmet medical needs surrounding the use of warfarin in these patients that are not addressed – or not addressable - by DOACs.

Tecarfarin has an orphan drug designation from the FDA for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes left ventricular assist device (LVAD), a heart pump. Tecarfarin also has orphan drug and fast-track designations from the FDA for the prevention of systemic thromboembolism of cardiac origin in patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib).

Tecarfarin has been evaluated in eleven (11) human clinical trials in over 1,000 individuals; (269 patients were treated for at least six months and 129 patients were treated for one year or more). In Phase 1, Phase 2 and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease (CKD). In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients having completed it, including those with mechanical heart valves, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding and there were no thrombotic events.

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

Warrant Inducement

On November 1, 2024, we entered into a warrant inducement letter agreement (the “Warrant Inducement Agreement”) with a holder (the “Holder”) of outstanding warrants (the “Existing Warrants”) to purchase up to 285,715 shares of Common Stock (the “Existing Warrant Shares”) issued in a private placement offering on July 14, 2023 pursuant to which such holder exercised the Existing Warrants at a reduced exercise price of $16.50 generating approximately $4.7 million in gross proceeds. In consideration of the Holder’s agreement to exercise the Existing Warrants (the “Warrant Exercise”) in accordance with the Warrant Inducement Agreement, we issued to the Holder new unregistered Series A-1 Common Stock purchase warrants to purchase an aggregate of 285,715 shares of Common Stock, equal to 100% of the number of Existing Warrant Shares issued upon exercise of the Existing Warrants and new unregistered Series A-2 Common Stock purchase warrants to purchase an aggregate of 285,715 shares of Common Stock, equal to 100% of the number of Existing Warrant Shares issued upon exercise of the Existing Warrants, at an exercise price of $16.50 per share.

ATM Facility

During the year ended December 31, 2024, we sold 391,243 shares of our Common Stock through our at-the-market (ATM) facility with H.C.W., generating gross proceeds of approximately $5.1 million and net proceeds of approximately $4.8 million.

From January 1, 2025 through March 13, 2025, we sold 72,224 shares of our Common Stock through our at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $20.29 per share, resulting in total gross proceeds of approximately $1,466,000 and net proceeds of approximately $1,419,000.

Results of Operations

The following table summarizes our results of operations for the fiscal year ended December 31, 2024 and 2023.

	December 31,
	2024	2023	Change
Operating expenses:
General and administrative expenses	$6,753,726	$3,549,516	$3,204,210
Research and development expenses	4,205,013	4,081,347	123,666
Depreciation expense	1,880	1,980	(100)
Total operating expenses	10,960,619	7,632,843	3,327,776
Loss from operations	(10,960,619)	(7,632,843)	(3,327,776)
Other (income) expense:
Interest and dividend income	(309,251)	(249,092)	(60,159)
Interest expense	-	3,534	(3,534)
Interest expense, amortization of debt discount	-	13,567	(13,567)
Change in fair value of derivative liabilities	-	216,095	(216,095)
Loss on extinguishment of debt	-	740,139	(740,139)
Total other (income) expense	(309,251)	724,243	(1,033,494)
Net loss and comprehensive loss	$(10,651,368)	$(8,357,086)	$(2,294,282)

General and administrative expenses

General and administrative expenses for the years ended December 31, 2024, and 2023 were $6.8 million and $3.5 million, respectively, representing an increase of approximately $3.2 million, or 90%. The increase can be primarily attributed to a $0.9 million increase in personnel-related expenses as we hired a Chief Operating Officer in February 2024 as well as annual pay raises for management in January 2024, a $1.4 million increase in expenses related to being a public company, a $0.7 million increase in stock-based compensation, and a $0.2 million increase in other general and administrative expenses.

Research and development expenses

Research and development expenses for the years ended December 31, 2024, and 2023 were $4.2 million and $4.1 million, respectively, representing an increase of $0.1 million, or 3%. The prior year included a $3.0 million expense for the issuance of 40,000 shares of Common Stock (valued at $3.0 million) in January 2023 to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement. Excluding the $3.0 million stock issuance expense in 2023, research and development expenses increased $3.1 million in 2024 compared to 2023 due to a $1.9 million increase in expenses associated with chemistry, manufacturing, and controls (“CMC”), a $1.0 million increase in consulting fees, and a $0.1 million increase in personnel-related expenses.

Interest and dividend income

Interest and dividend income for the years ended December 31, 2024, and 2023 were $0.3 million and $0.2 million, respectively. This represents the interest and dividend income earned from our investments in money market funds. The increase in interest and dividend income in the current years can be attributed to higher balances in money market funds.

Change in fair value of derivative liabilities

Concurrent with the closing of the IPO in January 2023, note holders converted debt into Common Stock, and accordingly, the derivative financial liabilities were de-recognized and reclassified to stockholders’ equity on January 24, 2023.

The derivative liabilities were considered a level 3 fair value financial instrument and were remeasured up to January 24, 2023, which was the date of derecognition. We recorded a non-cash charge of $0.2 million in January 2023. This charge represented the increase in the fair value of the derivative liabilities since the previous measurement date of December 31, 2022. We did not have such activity during the year ended December 31, 2024.

Loss on extinguishment of debt

We recorded a $0.7 million loss on the extinguishment of debt during the year ended December 31, 2023. This loss represented the unamortized debt discount associated with the convertible notes and the November promissory notes, which were settled concurrent with the IPO. We did not have such activity during the year ended December 31, 2024.

Liquidity and Capital Resources

Since inception, we have incurred losses and utilized cash in operations. To date, we have funded our operations from the proceeds of the sale of convertible and promissory notes, our IPO completed in January 2023, our Private Placement completed in July 2023, our Warrant Inducement completed in November 2024, and the sale of Common Stock through our ATM facility. We recognized a net loss of $10.7 million for the year ended December 31, 2024 which included $1.4 million of non-cash expenses. Cash used in operating activities for the year ended December 31, 2024 totaled $7.4 million. As of March 13, 2025, we had cash and cash equivalents of approximately $7.9 million, which is expected to be sufficient to fund our operations for at least the next twelve months from the date of the filing of this Annual Report on Form 10-K, however, we will require additional funding to complete our planned Phase 3 clinical trial and submit our NDA.

Cash Flows

The following table summarizes our cash flow for the period presented:

	Years Ended December 31,
	2024	2023
Cash used in operating activities	$(7,357,550)	$(3,530,323)
Cash used in investing activities	(6,537)	(3,254)
Cash provided by financing activities	8,979,529	11,903,491
Net increase in cash	1,615,442	8,369,914
Cash and cash equivalents, beginning of period	8,402,500	32,586
Cash and cash equivalents, end of period	$10,017,942	$8,402,500

Operating activities

During the year ended December 31, 2024, cash used in operating activities was $7.4 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $9.2 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $1.9 million in cash primarily from a $1.3 million increase in accounts payable and a $0.5 million increase in accrued liabilities.

During the year ended December 31, 2023, cash used in operating activities was $3.5 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $3.7 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $0.1 million in cash primarily from a $0.7 million decrease in deferred equity offering costs, partially offset by a decrease in accrued liabilities of $0.2 million and a decrease in accounts payable of $0.2 million.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities totaled $9.0 million, comprised of net proceeds from our ATM facility of $4.8 million and net proceeds from our Warrant Inducement Agreement of $4.2 million.

During the year ended December 31, 2023, net cash provided by financing activities totaled $11.9 million as we completed our IPO in January 2023, generating net proceeds of $5.4 million, and we completed a private placement financing in July 2023, generating net proceeds of $6.5 million. We also received $0.3 million from the exercise of warrants that we issued in November 2022, which proceeds were used to repay the notes that were issued in November 2022.

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

Stock-Based Compensation

We measure our stock-based awards granted to employees, consultants and directors based on the estimated grant-date fair values of the awards and recognize the compensation over the requisite service period. We use the Black-Scholes option-pricing model to estimate the fair value of our stock option awards. Stock-based compensation is recognized using the straight-line method. As the stock compensation expense is based on awards ultimately expected to vest, it is reduced by forfeitures. We account for forfeitures as they occur.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

CADRENAL THERAPEUTICS, INC.

FINANCIAL STATEMENTS

Contents

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Cadrenal Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cadrenal Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as Company’s auditor since 2022.

East Brunswick, New Jersey

March 13, 2025

PCAOB ID No. 100

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$10,017,942	$8,402,500
Interest receivable	38,153	37,248
Prepaid expenses and other current assets	42,257	52,425
Deferred offering costs	14,445	-
Total current assets	10,112,797	8,492,173
Property, plant and equipment, net	6,944	2,287
Right of use assets	-	20,998
Other assets	3,792	3,792
Total assets	$10,123,533	$8,519,250
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$1,502,468	$167,319
Accrued liabilities	1,181,490	638,206
Operating lease liability	-	21,350
Total current liabilities	2,683,958	826,875
Total liabilities	2,683,958	826,875
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 1,782,486 shares issued and outstanding as of December 31, 2024; 868,184 shares issued and outstanding as of December 31, 2023 (1)	1,782	868
Additional paid-in capital (1)	33,160,576	22,762,922
Accumulated deficit	(25,722,783)	(15,071,415)
Total stockholders’ equity	7,439,575	7,692,375
Total liabilities and stockholders’ equity	$10,123,533	$8,519,250

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023

Operating expenses:
General and administrative expenses	$6,753,726	$3,549,514
Research and development expenses	4,205,013	4,081,349
Depreciation expense	1,880	1,980
Total operating expenses	10,960,619	7,632,843
Loss from operations	(10,960,619)	(7,632,843)
Other (income) expense:
Interest and dividend income	(309,251)	(249,092)
Interest expense	-	3,534
Interest expense, amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Total other (income) expense	(309,251)	724,243
Net loss and comprehensive loss	$(10,651,368)	$(8,357,086)

Net loss per common share, basic and diluted (1)	$(8.73)	$(9.29)
Weighted average number of common shares used in computing net loss per common share, basic and diluted (1)	1,219,550	899,465

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2024

			Additional		Total
	Common Stock (1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, December 31, 2023	868,184	$868	$22,762,922	$(15,071,415)	$7,692,375
Issuance of common shares from exercise of pre-funded warrants	199,047	199	99	-	298
Rounding of fractional shares from reverse stock split	(36)	-	-	-	-
Equity-based compensation - options	-	-	747,005	-	747,005
Issuance of common stock for consulting services	38,333	38	671,996	-	672,034
Proceeds from sale of common stock, net issuance costs of $337,639	391,243	391	4,805,564	-	4,805,955
Proceeds from warrant inducements, net of issuance costs of $541,022	285,715	286	4,172,990	-	4,173,276
Net loss	-	-	-	(10,651,368)	(10,651,368)
Balance, December 31, 2024	1,782,486	$1,782	$33,160,576	$(25,722,783)	$7,439,575

For the Year Ended December 31, 2023

					Total
			Additional		Stockholders’
	Common Stock (1)		Paid-In	Accumulated	Equity
	Shares	Amount	Capital (1)	Deficit	(Deficit)
Balance, December 31, 2022	546,258	$546	$1,162,633	$(6,714,329)	$(5,551,150)
Issuance of common shares in initial public offering, net of offering costs	93,333	93	5,408,482	-	5,408,575
Issuance of common shares to settle convertible debt	76,047	76	1,140,624	-	1,140,700
De-recognition of derivative liabilities	-	-	4,596,039	-	4,596,039
Issuance of common shares, pre-funded warrants and warrants in private placement, net of fees	86,667	87	6,494,829	-	6,494,916
Issuance of common shares from exercise of warrants	16,667	17	249,983	-	250,000
Issuance of common shares to settle asset purchase obligation	40,000	40	2,999,960	-	3,000,000
Issuance of restricted common shares for consulting services	5,156	5	108,271	-	108,276
Equity-based compensation - options, restricted stock and RSUs	4,056	4	602,101	-	602,105
Net loss	-	-	-	(8,357,086)	(8,357,086)
Balance, December 31, 2023	868,184	$868	$22,762,922	$(15,071,415)	$7,692,375

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,651,368)	$(8,357,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,880	1,980
Equity-based compensation	1,419,039	710,381
Amortization of debt discount	-	13,567
Change in fair value of derivative liabilities	-	216,095
Loss on extinguishment of debt	-	740,139
Non-cash lease expense	(352)	292
Issuance of shares to settle asset purchase agreement	-	3,000,000
Changes in operating assets and liabilities:
Interest receivable	(905)	(37,248)
Prepaid expenses	10,168	(29,710)
Deferred offering costs	(14,445)	672,295
Other assets	-	2,195
Accounts payable	1,335,149	(237,578)
Accrued liabilities	543,284	(225,645)
Net cash used in operating activities	(7,357,550)	(3,530,323)
Cash flows used in investing activities:
Investment in property and equipment	(6,537)	(3,254)
Net cash used in investing activities	(6,537)	(3,254)
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded warrants and warrants in private placement, net of fees	-	6,494,916
Proceeds from warrant inducements	4,714,298	-
Issuance costs from warrant inducement	(541,022)	-
Proceeds from sale of common stock	5,143,594	-
Issuance costs from sale of common stock	(337,639)	-
Proceeds from exercise of warrants	298	250,000
Repayment of promissory notes	-	(250,000)
Proceeds from sale of common stock in initial public offering, net of offering costs	-	5,408,575
Net cash provided by financing activities	8,979,529	11,903,491
Net change in cash	1,615,442	8,369,914
Cash and cash equivalents – beginning of the period	8,402,500	32,586
Cash and cash equivalents – end of the period	$10,017,942	$8,402,500

Supplemental disclosure of non-cash financing activity:
Issuance of common shares to settle convertible debt	$-	$1,140,700
De-recognition of derivative liabilities	$-	$4,596,039

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022 in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal Therapeutics, Inc. is a late-stage biopharmaceutical company focused on developing specialized therapeutics for rare cardiovascular conditions. The Company is developing its late-stage asset, tecarfarin, a new oral vitamin K antagonist (VKA) designed to be a better and safer anticoagulant than warfarin, for individuals with implanted cardiac devices. Although warfarin is widely used off-label for several rare cardiovascular conditions, extensive clinical and real-world data have shown it to have significant serious side effects. With its innovation, Cadrenal aims to meet the unmet needs of this patient population by relieving them and their healthcare providers of some of warfarin’s greatest clinical challenges.

Cadrenal is pursuing a product-in-a-pipeline approach with tecarfarin. Tecarfarin received Orphan Drug designation (ODD) for advanced heart failure patients with implanted left ventricular assist devices (LVADs). The Company also received ODD and fast-track status for tecarfarin in end-stage kidney disease and atrial fibrillation (ESKD+AFib).

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since its inception, the Company has incurred operating losses and negative cash flows from operations. For the year ended December 31, 2024, the Company had a net loss of $10.7 million, which included $1.4 million of non-cash expenses. Cash used in operations totaled $7.4 million. As of December 31, 2024, the Company had cash and cash equivalents of $10.0 million, net working capital of $7.4 million, and an accumulated deficit of $25.7 million.

During January through March 13, 2025, the Company sold 72,224 shares of its common stock through its at-the-market (ATM) facility with H.C. Wainwright & Co. These sales were made at a weighted average price of $20.29 per share, resulting in total gross proceeds of approximately $1,466,000 and net proceeds of approximately $1,419,000.

The Company’s cash and cash equivalents balance of approximately $7.9 million as of March 13, 2025 is expected to be sufficient to fund its operations for at least the next twelve months from the date of the filing of its Annual Report on Form 10-K, however, the Company will require additional funding to complete its planned Phase 3 clinical trial and submit its new drug application.

Management intends to raise additional funds through partnering and equity and debt financings. However, there can be no assurance that the Company will be able to complete partnering transactions or financings on terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segment Reporting

Operating segments are defined as components of an entity where separate financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The Company manages its business activities as a single entity and operates in one reportable segment.

The CODM assesses performance of its one reportable segment and decides how to allocate resources based on loss from operations and net loss.   The CODM utilizes loss from operation and net loss to evaluate the Company’s business plan, which includes clinical development roadmaps and long-range financial models as key inputs to decisions on resource allocation and its assessment of the performance of the business.

Significant expenses within loss from operations, as well as within net loss include research and development and general and administrative expenses, which are each separately presented on the Company’s statement of operations and comprehensive loss.  The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

The measure of segment assets is reported on the balance sheet as total assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash and cash equivalents include cash and money market funds.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial liabilities are initially recorded at fair value, with gains and losses arising from changes in the fair value recognized in other (income) expense in the accompanying statements of operations and comprehensive loss for each reporting period while such instruments are outstanding. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The Company measures its stock-based awards granted to employees, consultants, and directors based on the estimated grant-date fair values of the awards and recognizes the compensation over the requisite service period using the straight-line method. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards. The Company accounts for forfeitures as they occur.

The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based payment awards, including the option’s expected term and the price volatility of the underlying stock. The Company estimates the fair value of options granted by using the Black-Scholes model with the following assumptions:

Expected Volatility—The Company estimated volatility for option grants by evaluating the historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term—The expected term of the Company’s options represents the period that the stock-based payment awards are expected to be outstanding. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

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

On January 19, 2023, the Company issued 40,000 shares of common stock to HESP LLC, pursuant to the terms of an Amendment to the Asset Purchase Agreement, dated August 18, 2022, between the Company and HESP LLC. This payment was determined to be in process research and development with no alternative use. Accordingly, the Company recorded the common stock payment of $3.0 million as research and development expense. This payment settled all obligations under the Amendment to the Asset Purchase Agreement.

Patents

Patent costs are comprised primarily of external legal fees, filing fees incurred to file patent applications, and periodic renewal fees to keep the patent in force and are expensed as incurred as a component of general and administrative expenses.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year's presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the balance sheet as of December 31, 2023, to reclassify the Company’s interest receivable from prepaid expenses and other current assets.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adoption of this ASU had no material impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASI 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU aims to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the ASU was subsequently amended by ASU 2025-01 to clarify the effective date of which all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$9,946,189	$-	$-	$9,946,189
Total financial liabilities	$9,946,189	$-	$-	9,946,189

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$8,287,843	$-	$-	$8,287,843
Total financial liabilities	$8,287,843	$-	$-	$8,287,843

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

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023

Accrued consulting fees	$162,606	$4,000
Accrued compensation	966,575	596,131
Other	52,309	38,075
Total accrued liabilities	$1,181,490	$638,206

Note 5. Leases, Commitments, and Contingencies

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

At lease inception, the Company determines whether an arrangement is an operating or capital lease. For operating leases, the Company recognizes rent expense, inclusive of rent escalation, on a straight-line basis over the lease term.

The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet pursuant to the practical expedient available under ASC 842, but payments are recognized as expenses on a straight-line basis over the lease term.

Finance and operating right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease right-of-use assets and lease liabilities as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Assets
Right of use assets	$-	$20,998
Liabilities
Current
Operating lease liabilities	$-	$21,350
Total operating lease liabilities	$-	$21,350

In October 2024, the Company amended its lease for office space to extend the lease term for one additional year. The lease agreement (as amended) has a term that extends through October 31, 2025 with no option to renew. Operating lease expenses were $26,559 and $26,555 for the years ended December 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $22,319 and $26,003 for the years ended December 31, 2024 and 2023, respectively.

Future annual lease payments under non-cancellable operating leases as of December 31, 2024 were as follows:

2025	$22,742
Total lease payments	$22,742

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

Note 6. Stockholders’ Equity and Warrants

Reverse Stock Split

On July 29, 2024, the Company’s stockholders approved amendments to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of its shares of common stock, and its Board of Directors subsequently approved a final reverse stock split ratio of 1-for-15. The reverse stock split became effective on August 20, 2024. On the effective date, every 15 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. The number of authorized shares of common stock was not reduced and the par value per share of common stock remains unchanged. Fractional shares were canceled, and stockholders received cash in lieu thereof. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan. As a result, the number of common shares, stock options, warrants, net loss per share, and exercise prices disclosed throughout these notes to the financial statements, as well as the Annual Report on Form 10-K to which these financial statements and notes thereto are attached, have been retrospectively adjusted to reflect the reverse stock split.

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

On January 24, 2023, the Company consummated its IPO and issued 93,333 shares of its common stock at a public offering price of $75.00 per share, generating gross proceeds of $7.0 million and net proceeds of $5.4 million.

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

During the year ended December 31, 2024, the Company received notice of the exercise of all of the 199,047 Pre-Funded Warrants. As a result of the respective Pre-Funded Warrant exercises, the Company issued 199,047 shares of common stock. As of December 31, 2024, there are no Pre-Funded Warrants outstanding.

The Common Warrants issued in the Private Placement provide that a holder of Common Warrants, as applicable, will not have the right to exercise any portion of its Common Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The Common Warrants may be exercised on a cashless basis if a registration statement registering the shares of common stock underlying the Common Warrants is not effective at the time of exercise.

ATM Facility

During the year ended December 31, 2024, the Company sold 391,243 shares of its common stock through its at-the-market (ATM) facility with H.C. Wainwright & Co. These sales were made at a weighted average price of $13.15 per share, resulting in total gross proceeds of $5.1 million and net proceeds of $4.8 million.

Warrant Inducement

On November 1, 2024, the Company entered into a warrant inducement letter agreement (the “Inducement Agreement”) with a holder of the Company’s warrants to purchase shares of the Company’s Common Stock, issued in a private placement offering that closed on July 14, 2023 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to an aggregate of 285,715 registered shares of common stock, at the adjusted exercise price of $16.50 per share (reduced from the initial exercise price of $26.25 per share).

In consideration of the holder’s agreement to exercise the Existing Warrants at the reduced exercise price per share in accordance with the Inducement Agreement, the Company issued to the holder new unregistered Series A-1 Common Stock warrants (the “Series A-1 Warrants”) to purchase 285,715 shares of common stock and new unregistered Series A-2 Common Stock warrants (the “Series A-2 Warrants”) to purchase an aggregate of 285,715 shares of common stock, at an exercise price of $16.50 per share. The Series A-1 Warrants were immediately exercisable for a term of five years from the date of issuance, and the Series A-2 Warrants were immediately exercisable for a term of 18 months from the date that the Company’s registration statement on Form S-3, has been declared effective (November 22, 2024) by the Securities and Exchange Commission.  The New Warrants contain customary provisions for anti-dilution adjustments to the exercise price, including stock splits, stock dividends, rights offerings, and pro rata distributions.

On November 4, 2024, the transactions contemplated by the Inducement Agreement closed, and the Company received aggregate gross proceeds of approximately $4.7 million for the exercise of the Existing Warrants, before deducting placement agent fees and other expenses totaling $0.5 million.

H.C.W. acted as the placement agent in the Inducement Agreement, and as part of its compensation, the Company issued to designees of H.C.W. Placement Agent Warrants to purchase up to 18,571 shares of common stock at an exercise price of $20.625. The Placement Agent Warrants expire five years after issuance and contain customary provisions for anti-dilution adjustments to the exercise price, including for stock splits, stock dividends, rights offerings, and pro rata distributions.

The Series A-1 Warrants, Series A-2 Warrants, and Placement Agent Warrants were classified as equity, and the offering costs were recorded as debit to additional paid-in capital.

All of the Company’s outstanding warrants provide that the holder thereof has the right to participate in distributions or dividends paid on the Company’s shares of common stock on an as-converted basis.

Warrant Summary

The following table summarizes the total warrants outstanding at December 31, 2024:

		Exercise		Outstanding			Outstanding
		rice		as of			as of
		Per	Expiration	December 31,	New		December 31,
	Issue Date	Share	Date	2023	Issuance	Exercised	2024
Placement agent warrants	July - Sept 2022	$45.00	July - Sept 2027	767	-	-	767
Placement agent warrants	Nov 2022	$15.00	Nov 2027	1,000	-	-	1,000
Representative warrants	Jan 2023	$90.00	Jan 2028	5,600	-	-	5,600
Pre-funded investor warrants	July 2023	$0.0015	Once exercised	199,047	-	(199,047)	-
Common warrants	July 2023	$16.50	Jan 2029	285,715	-	(285,715)	-
Placement agent warrants	July 2023	$32.81	Jan 2029	18,572	-	-	18,572
Series A-1 warrants	Nov 2024	$16.50	Nov 2029	-	285,715	-	285,715
Series A-2 warrants	Nov 2024	$16.50	May 2026	-	285,715	-	285,715
Placement agent warrants	Nov 2024	$20.625	Nov 2029	-	18,571	-	18,571
				510,701	590,001	(484,762)	615,940

Issuance of Restricted Common Stock

In October 2024, the Company engaged consultants to perform certain public and investor relations services in partial consideration of 50,000 shares of restricted common stock. The Company issued 25,000 shares of fully vested, nonrefundable restricted common stock on October 9, 2024 and the remaining 25,000 shares of restricted common stock were issued on January 8, 2025.

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Initial Plan and 2022 Plan was initially 133,333 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 173,636. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 133,333 shares to 306,969 shares and to amend the “evergreen provision” such that the number of reserved shares of common stock available for issuance each year will be 20% of: (i) the shares of common stock outstanding at December 31; plus (ii) the shares of common stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31. As of December 31, 2024, 141,303 remained available for future issuance. All available shares may be utilized toward the grant of any type of award under the 2022 Plan.

Weighted average assumptions used in the Black-Scholes model are set forth below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Risk-free interest rate	4.09 - 4.83%	4.51%
Dividend yield	-	-
Expected term (years)	5.27 - 5.31	5.33
Volatility	76.4 - 77.7%	70.7%

Activity under the Plans for the period from December 31, 2023 to December 31, 2024 is set forth below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at December 31, 2023	78,333	$12.92	8.64	$105,000
Granted	78,001	13.48	9.07	78,420
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2024	156,334	$13.20	8.35	$420,720

Options vested and exercisable at December 31, 2024	80,792	$12.80	7.95	$29,315
Options vested and expected to vest as of December 31, 2024	156,334	$13.20	8.35	$420,720

The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $12.67. At December 31, 2024, the Company had $0.6 million of unrecognized stock-based compensation expense related to stock options which will be recognized over the weighted average remaining requisite service period of 1.4 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Years Ended December 31,
	2024	2023
General and administrative	$1,030,657	$340,499
Research and development	388,382	369,882
Total stock-based compensation	$1,419,039	$710,381

Note 8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Years Ended December 31,
	2024	2023

Numerator:
Net loss	$(10,651,368)	$(8,357,086)
Denominator:
Weighted average common shares outstanding	1,219,550	899,465
Net loss per common share, basic and diluted	$(8.73)	$(9.29)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. For the periods presented, there were no potential dilutive securities other than stock options and warrants.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2024	2023
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	156,334	78,333
Warrants to purchase common stock	615,940	510,700
Total anti-dilutive common stock equivalents	772,274	589,033

Note 9. Income Taxes

The Company’s loss before provision (benefit) for income taxes for the year ended December 31, 2024 and 2023 was generated in the following jurisdictions:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Domestic	$10,651,368	$(8,357,086)
Foreign	-	-
Loss before income taxes	$10,651,368	$(8,357,086)

The Company’s provision is $0, which is primarily driven by the federal and state statutory income tax rates on current-year losses, offset by the Company’s full valuation allowance.

The components of income tax expense (benefit) were as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2024 and 2023, as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Tax benefit at statutory tax rate	$(2,236,787)	$(1,754,988)
State benefit, net of federal benefit	(301,209)	(136,314)
Permanent differences	5,602	27,006
Equity-based compensation	89,753	3,150
Deferred rate change	(51,462)	17,642
Derivatives	-	141,457
Other	(68,827)	47
Increase in valuation allowance	2,562,930	1,702,000
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are shown below. The Company has established a full valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The increase in the valuation allowances of approximately $2,563,000 for the year ended December 31, 2024 was primarily due to an increase in the Company’s net operating losses and capitalized research costs occurring during the current year.

The components of deferred tax assets and liabilities consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,748,000	$1,099,000
Equity-based compensation	286,000	138,000
Capitalized research costs	1,475,000	807,000
Lease liabilities	-	5,000
Accruals and other temporary differences	235,000	137,000
Total deferred tax assets	4,744,000	2,186,000
Convertible debt	-	-
Right of use assets	-	(5,000)
Valuation allowance for deferred tax assets	(4,744,000)	(2,181,000)
Net deferred tax asset	$-	$-

As of December 31, 2024, the Company has net operating loss carryforwards of approximately $11.3 million and $8.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. As of December 31, 2023, the Company has net operating loss carryforwards of approximately $4.7 million and $2.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The Company’s US federal and state net operating loss carryovers of $11.3 million and $4.7 million as of December 31, 2024 and 2023, respectively, can be carried forward indefinitely, but the deduction related to these net operating losses is limited to 80% of taxable income when utilized in future years.

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

At December 31, 2024, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations and comprehensive loss. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the federal and state taxing authorities to the extent that the Company’s tax attributes are utilized in future years to offset income or income taxes.

Note 13. Subsequent Events

The Company has evaluated events that occurred through March 13, 2025, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the financial statements except for the transactions described below.

From January 1, 2025 through March 13, 2025, the Company sold 72,224 shares of its common stock through its at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $20.29 per share, resulting in total gross proceeds of approximately $1,466,000 and net proceeds of approximately $1,419,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2024.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

The following table sets forth information concerning our directors and executive officers, including their ages, as of March 13, 2025. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Executive Officers and Directors
Quang X. Pham	60	Chairman and Chief Executive Officer
Matthew Szot	50	Chief Financial Officer
James Ferguson	71	Chief Medical Officer
Jeffrey Cole	57	Chief Operating Officer

Non-Employee Directors
Robert Lisicki	58	Director
John R. Murphy	74	Director
Glynn Wilson	77	Director
Steven Zelenkofske	66	Director

Quang X. Pham, Chairman and Chief Executive Officer

Quang X. Pham has served as our Chief Executive Officer since he formed the Company. Since October 2023, he has served as a director of Cognition Ads, a privately-held cloud ad tech company. He previously served as Chief Executive Officer, Chairman of the Board of Directors and co-founder of Espero, the previous sponsor of the tecarfarin IND, since its formation in March 2015 until July 2020, at which time a petition for assignment for the benefit of creditors was filed in the Delaware Chancery Court, seeking an assignment of Espero’s assets. He then served as a consultant to HESP LLC, the assignee of Espero, from July 2020 until December 2021. From February 2012 to August 2015, Mr. Pham was a partner with D+R LATHIAN, LLC, a life sciences multichannel marketing agency. Prior to joining D+R LATHIAN, he founded and served as Chairman and Chief Executive Officer of Lathian Systems, Inc., a digital and database marketing company serving the pharmaceutical industry from 2000 until 2003 and from 2008 until 2012 when the company was acquired by D&R Communications, LLC in February 2012. He has a Bachelor of Arts in Economics from UCLA, and served as a U.S. Marine Corps Officer. We believe Mr. Pham is qualified to serve on our Board of Directors because of his significant business, mergers and acquisitions, and fundraising experience, numerous interactions with the FDA, continuous eight-year history with tecarfarin development, and his extensive knowledge of the pharmaceutical industry and our competitors.

Matthew Szot, Chief Financial Officer

Matthew Szot has served as our Chief Financial Officer since May 2022. From March 2010 to November 2021, Mr. Szot served as Executive Vice President and Chief Financial Officer of S&W Seed Company, a Nasdaq-listed agricultural seed biotechnology company. Since September 2020, Mr. Szot has served on the Board of Directors and as Chairman of the Audit and Compensation Committees of NAYA Bioscience, Inc., a Nasdaq-listed commercial-stage fertility company. He also serves on the Board of Directors and serves as Chairman of the Audit Committee of SenesTech, Inc., a Nasdaq-listed life science company with next-generation technologies for managing animal pest populations through fertility control. From June 2018 to August 2019, Mr. Szot served on the Board of Directors and as Chairman of the Audit Committee of Eastside Distilling, a Nasdaq-listed craft spirits company. From 2007 until 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to 2006, he served as Chief Financial Officer of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated from the University of Illinois, Champaign-Urbana with a BS in Agricultural Economics/Accountancy. He is a Certified Public Accountant in the State of California. Mr. Szot brings a wealth of knowledge in mergers and acquisitions, corporate strategy, equity and debt financings, corporate governance, SEC reporting and compliance, and developing and implementing financial and operational workflows and process improvements. He also has extensive experience in international operations, joint ventures, and technology license agreements.

James J. Ferguson III, Chief Medical Officer

James Ferguson has served as our Chief Medical Officer since February 2025. Dr. Ferguson is a well-recognized, industry-leading academic and clinical expert with over 25 years of experience in the cardiovascular space. Prior to joining Cadrenal, he served as the Chief Medical Officer of Matinas BioPharma Holdings, Inc. from February 2019 until October 2024 and as the Cardiovascular and Bone Therapeutic Area Head for U.S. Medical Affairs, at Amgen, multinational biopharmaceutical company, from 2016 to 2019. Prior to Amgen Dr. Ferguson held a number of senior positions at AstraZeneca, a multinational pharmaceutical and biopharmaceutical company, including Vice President of U.S. Cardiovascular Medical and Scientific External Relations, Therapeutic Area Vice President of Cardiovascular Global Medical Affairs, U.S. Development Brand Leader for BRILINTA®, and Senior Director, Clinical Research. Before joining AstraZeneca, he was Vice President of Surgical and Critical Care for The Medicines Company. In addition, Dr. Ferguson had more than 20 years of academic experience as the Associate Director of Clinical Cardiology Research at the Texas Heart Institute, Co-Director of the Cardiology Fellowship Training Program at St. Luke’s Episcopal Hospital in Houston, where he was an Associate Professor of Medicine at Baylor College of Medicine, and a Clinical Assistant Professor at the University of Texas Health Science Center at Houston. Dr. Ferguson has served on the Editorial Board of numerous peer-reviewed journals and has over 400 publications and book chapters. Dr. Ferguson received his B.A. (cum Laude) in Biology from Harvard University, his M.D. from the University of Pennsylvania School of Medicine and completed his post-graduate training at the University of Michigan Medical Center, Ann Arbor, Michigan and Beth Israel Hospital, Boston, Massachusetts.

Jeffrey Cole, Chief Operating Officer

Jeffrey Cole has served as our Chief Operating Officer since February 2024 and has served as a consultant to the Company since November 2023. Mr. Cole brings over 25 years of experience in global pharmaceutical manufacturing and commercial operations, finance, and corporate development. Since August 2010, Mr. Cole has served as Principal of J. Scott Capital, LLC, a firm that provides executive and capital resources to emerging growth life science organizations. From March 2015 to July 2020, he served as President, Chief Financial Officer and co-founder of Espero, where he also served as a director from April 2016 until August 2018. From August 2010 to February 2015, he served as President and co-founder of MarcasUSA, LLC, a marketer and distributor of over-the-counter pharmaceuticals. From May 2008 to August 2010, Mr. Cole was Chief Financial Officer of Legacy Pharmaceuticals International GmbH, a global contract manufacturing organization, and founding President of its generic pharmaceuticals subsidiary Solco Healthcare U.S., Inc. From February 2002 to May 2008, Mr. Cole held various executive positions at Valeant Pharmaceuticals International, Inc. (now Bausch Health Companies), a NYSE-listed company, including General Manager, Vice President of Corporate Development, and Chief Financial Officer for North America. Prior to the pharmaceutical industry, Mr. Cole worked in the technology industry and also served as Principal in the Financial Management Consulting practice at PricewaterhouseCoopers. Mr. Cole holds an MBA with honors from the University of Michigan and a BS in accounting from the University of Southern California.

Robert Lisicki

Mr. Lisicki has served on our Board of Directors since July 2023. He currently serves as Chief Executive Officer and Director of Zura Bio, a clinical stage auto-immune company. Since October of 2023, Mr. Lisicki has served as an Independent Director of Adiso Therapeutics, a privately held clinical-stage auto-immune company. From October 2022 until March 2023, he served as the Chief Executive Officer and board member of InCarda Therapeutics, Inc., a privately held clinical-stage biopharmaceutical company focused on cardiovascular diseases. Previously, he served as Executive Vice President and Chief Commercial Officer of Arena Pharmaceuticals (“Arena”) from November 2018 until March 2022, when Arena was acquired by Pfizer, Inc. Prior to joining Arena, Mr. Lisicki served as General Manager, Vice President Cardio-Metabolic and Inflammation at Regeneron Pharmaceuticals, Inc. from June 2018 to November 2018, leading the Company’s U.S.-based cardiovascular and inflammation business, and Senior Vice President of Sales and Marketing and Chief Customer Officer at Daiichi Sankyo, Inc. from August 2014 until February 2018, with responsibility for the company’s U.S.-based cardiovascular and oncology therapeutics. Mr. Lisicki also held several management positions at Amgen Inc. between 2005 and 2014, including Vice President and General Manager, responsible for a 700+ person sales force in the U.S. His U.S. leadership experiences included such market shaping products Enbrel and Prolia. During his tenure he also covered several ex-U.S. regions, and worked as an International Franchise Lead running the development and international strategies and business plans across Amgen’s portfolio including Nephrology, Cardiology, Bone and Oncology. Mr. Lisicki held various sales and marketing positions at Johnson & Johnson Corporation. Mr. Lisicki brings over 25 years of experience in biopharmaceutical management, sales and marketing to the Company. Mr. Lisicki holds a Bachelor of Science degree in Finance and Business Administration from the State University of New York at Albany. Mr. Lisicki is qualified to serve on our Board of Directors due to his public company experience and his biopharmaceutical management, sales, and marketing experience.

John R. Murphy

John R. Murphy has served on our Board of Directors since January 2023. Since 2003, John R. Murphy has served on the Board of Directors of O’Reilly Automotive, Inc., where he served as Chairman of the Audit Committee from 2003 until 2019. Currently, he serves on the Audit Committee and Human Capital and Compensation Committee (Chair). Mr. Murphy also served on the Board of Directors of Summit Materials, Inc. from 2012 to 2024, where he was the Chair of the Audit Committee. Previously he served as a Director, Audit Committee Chairman, and Member of the Nominating and Governance Committee of Apria, Inc. (“Apria”) from August 2019 until April 2022. He also served on the Board of Directors of Alight Solutions LLC and was the Audit Committee Chairman from February 2020 until May 2022 and DJO Global, Inc. from 2012 until 2019. Mr. Murphy also previously served on the Board of Directors of Graham Packaging, Inc. and Accuride Corporation, Inc. He previously served as Interim Chief Financial Officer of Summit Materials, Inc. in 2013, Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation from 2009 to 2010, and Chief Financial Officer, then President and Chief Operating Officer, then President and Chief Executive Officer with Accuride Corporation, Inc. from 1998 to 2008. Mr. Murphy holds a Bachelor of Science in Accounting from Pennsylvania State University and a Master of Business Administration from the University of Colorado, and is a Certified Public Accountant. We believe Mr. Murphy is qualified to serve on our Board of Directors due to his substantial experience guiding public company boards and knowledge and experience as chief financial officer.

Glynn Wilson, Ph.D.

Dr. Glynn Wilson has served on our Board of Directors since January 2023. He is currently Chief Executive Officer and Director of Caring Brands, Inc. He was on the Board of Directors of Jupiter Wellness, Inc. (“Jupiter”) since November 2018, serving as Chairman since October 2019. Dr. Wilson also served as Jupiter’s Chief Scientific Officer since April 2021 and served as its Head of Research and Development from October 2019 to July 2021. Dr. Wilson previously served as a Director of TapImmune, Inc. from February 2005 until October 2018 and as Chief Executive Officer from July 2009 through September 2017. Dr. Wilson also served as President of Auriga Laboratories, Inc. from June 1, 2005 through March 13, 2006, and as Chief Scientific Officer from March 13, 2016 through August 25, 2006. He was the Chief Scientific Officer at Tacora Corporation from 1994 to 1997 and was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998. Dr. Wilson was Research Area Head, Cell and Molecular Biology in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals from 1984 – 1989 and Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994. He was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979. Dr. Wilson is a recognized leader in the development of drug delivery systems and has been involved in taking lead products & technologies from concept to commercialization. Dr. Wilson has a Ph.D. in Biochemistry and conducted medical research at The Rockefeller University, New York.

We believe that Dr. Wilson’s extensive background of success in corporate management and product development, with tenures in both multinational and start-up biotech organizations, will assist us as we work to complete our drug development and commercialization activities.

Steven Zelenkofske, D.O.

Dr. Steven Zelenkofske has served on our Board of Directors since January 2023. Dr. Zelenkofske has served on the Board of Directors of Dinaqor AG since May 2020. He is currently serving as President of SLZ Consulting, LLC. He has served as Chief Medical Officer of SwanBio Therapeutics since June 1, 2020 until September 2022. Dr. Zelenkofske is also an advisor to Veralox Therapeutics, Inc., as Chair of the Scientific Advisory Board, a position he has held since March 2020. Previously, he served as Executive Vice President and Chief Medical Officer of Achillion Pharmaceuticals, Inc. from August 2018 until April 2020. Dr. Zelenkofske also served as Chief Medical Officer of uniQure N.V., from June 2017 to August 2018. Prior to joining uniQure, N.V., Dr. Zelenkofske was Vice President and Therapeutic Head of Cardiovascular/Metabolism for AstraZeneca, a biopharmaceutical company, from November 2014 to June 2017. From January 2009 to November 2014, Dr. Zelenkofske was Senior Vice President Clinical and Medical Affairs and Chief Medical Officer of Regado Biosciences, Inc., a biotechnology company. Dr. Zelenkofske has held leadership positions at Sanofi-Aventis, Boston Scientific, a medical device company, and Novartis Pharmaceuticals, a global healthcare company. Dr. Zelenkofske holds Bachelor of Science and Master of Science degrees from Emory University and a Doctor of Osteopathic Medicine degree from the Philadelphia College of Osteopathic Medicine. He conducted his graduate medical education at the Philadelphia College of Osteopathic Medicine and is board-certified in internal medicine, cardiology and cardiac electrophysiology. We believe that Dr. Zelenkofske is qualified to serve on our Board of Directors due to his knowledge and experience working in the biotech and pharmaceutical space will assist us as we work to complete our drug development and commercialization activities.

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

Board Composition

Pursuant to our amended and restated certificate of incorporation, our Board of Directors is divided into three classes — Class I, Class II, and Class III — with each class serving staggered three-year terms and subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our Board of Directors consists of five members, as a classified board of directors. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during 2024 for the Class II directors, 2025 for the Class III directors and 2026 for the Class I directors. Our directors are divided among the three classes as follows:

●	the Class I directors are Quang X. Pham and Glynn Wilson and their terms will expire at the annual meeting of stockholders to be held in 2026;

●	the Class II directors are Robert Lisicki and John Murphy and their terms will expire at the annual meeting of stockholders to be held in 2027; and

●	the Class III director is Steven Zelenkofske and his term will expire at the annual meeting of stockholders to be held in 2025.

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

Director Independence

Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of our Board of Directors. The rules of the Nasdaq Stock Market, as well as those of the SEC, impose several requirements with respect to the independence of our directors. Our Board of Directors has conducted a review of its proposed composition, the composition of its proposed committees and the independence of each director in accordance with these rules. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that Robert Lisicki, John R. Murphy, Dr. Steven Zelenkofske, and Dr. Glynn Wilson do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the Nasdaq Stock Market and the SEC. In making this determination, our Board of Directors considered relationships that each director has with the Company, including the transactions described under the section entitled “Certain Relationships and Related Party Transactions.”

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

Board Members	Audit Committee	Compensation Committee	Nominating and Governance Committee
Quang X. Pham	—	—	—
Robert Lisicki	—	Member	Member
John Murphy	Chair	Member	—
Glynn Wilson	Member	—	Chair
Steven Zelenkofske	Member	Chair	Member

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with other than a late Form 3 filed on April 3, 2024 by Jeffrey Cole upon his employment and one Form 4 filed on February 12, 2024 by Quang Pham with respect to one transaction.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the Nasdaq Stock Market. The Trading Policy provides Cadrenal’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of confidential information. It prohibits trading in certain circumstances and applies to us and all of our directors, officers and employees as well as independent contractors or consultants who have access to material nonpublic information of Cadrenal. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers. The Trading Policy is annexed to this Annual Report as an exhibit and the full text of the Trading Policy is available on our website at www.cadrenal.com.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2024, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

●	Quang X. Pham, Chairman and Chief Executive Officer

●	Matthew Szot, Chief Financial Officer

●	Jeffrey Cole, Chief Operating Officer

Summary Compensation Table

The following table shows compensation awarded to or earned by our named executive officers, for the fiscal year ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Quang X. Pham	2024	$708,750	$407,531	—	$93,300	—	$13,800	(3)	$1,223,381
Chief Executive Officer	2023	$662,500	$292,950	—	—	—	$11,550	(3)	$967,000

Matthew Szot	2024	$435,850	$263,126	—	$155,503	—	13,800	(4)	$868,279
Chief Financial Officer	2023	$377,180	$184,053	$250,000	—	—	$33,657	(4)	$844,890

Jeffrey Cole	2024	363,721	160,380	—	$154,950	—	$47,250	(5)	$726,301
Chief Operating Officer	2023	—	—	—	—	—	$24,875	(5)	$24,875

(1)	Bonuses for 2024 were accrued as of December 31, 2024, but such bonuses were paid in the first quarter of 2025. Bonuses for 2023 were accrued as of December 31, 2023, but such bonuses were paid in February 2024.

(2)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 1 and Note 7 to our audited financial statements included elsewhere in this Annual Report. These amounts do not correspond to the actual value that may be realized by the Named Executive Officers upon vesting or exercise of such awards.

(3)	All other compensation for Mr. Pham included $13,800 and $11,550 of 401K employer match contributions for 2024 and 2023, respectively.

(4)	All other compensation for Mr. Szot in 2024 included $13,800 of 401K employer match contributions. All other compensation for Mr. Szot in 2023 included $12,888 of 401K employer match contributions and $20,769 of consulting fees prior to the Company’s IPO.

(5)	All other compensation for Mr. Cole in 2024 included $13,500 of 401K employer match contributions and $33,750 of consulting fees earned prior to his appointment as Chief Operating Officer effective February 8, 2024. All other compensation for 2023 represents $24,875 of consulting fees.

Agreements with Our Named Executive Officers

Quang X. Pham Employment Agreement

We entered into an employment agreement with Quang X. Pham, our Chief Executive Officer, on March 1, 2022. Mr. Pham’s employment is at-will. Mr. Pham’s annual base salary pursuant to the employment agreement was initially $420,000, which increased to $675,000 upon the completion of our initial public offering. On January 1, 2024, his salary was increased to $708,750 and on January 1, 2025, his salary was increased to $751,275. Mr. Pham is eligible for an annual target bonus of up to 50% of his base salary, with the actual amount of the bonus, if any, based upon the achievement by Mr. Pham and us of the applicable performance targets and goals as set by our board of directors or our compensation committee, with individual performance targets determined in consultation with Mr. Pham.

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

Matthew Szot Employment Agreement

Upon completion of the initial public offering, we entered into an employment agreement with Matthew Szot, our Chief Financial Officer, dated January 24, 2023. He initially received an annual salary of $375,000, which was increased to $415,000 effective June 1, 2023, $435,750 effective January 1, 2024 and $459,716 effective January 1, 2025. Mr. Szot is eligible for an annual target bonus of up to 50% of his base salary, with the actual amount of the bonus, if any, based upon the achievement of Mr. Szot and us of the applicable performance targets and goals as set by our board of directors.

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

Douglas Losordo Employment Agreement

Upon completion of the initial public offering, we entered into an employment agreement with Douglas Losordo, effective January 24, 2023. Under the employment agreement, Dr. Losordo continued to serve as our Chief Medical Officer until February 4, 2025. He initially received an annual base salary of $425,000, which was increased to $435,625 effective January 1, 2024 and increased to $457,406 effective January 1, 2025, with an annual targeted cash bonus of 40% of his base salary.

On February 4, 2025, we terminated our employment relationship with Douglas Losordo, on a mutual amicable basis. On February 7, 2025, we entered into a severance and release letter agreement (the “Severance Agreement”), with Dr. Losordo. Pursuant to the Severance Agreement, Dr. Losordo will receive (i) a continuation of his base salary for six months, (ii) a lump sum payment equal to 50% of his annual target cash bonus for fiscal 2025, (iii) reimbursement of COBRA premiums for up to six (6) months, and (iv) accelerated vesting of all outstanding options issued to him, which shall remain exercisable until their original expiration date. Within seven days of Dr. Losordo’s execution of the Severance Agreement, he could have revoked the terms thereof. Therefore, the Severance Agreement was not effective or enforceable until the seven-day revocation period expired. The Severance Agreement contains a general release of all claims against us and our current and former officers, directors, employees and agents, and a non-disparagement clause relating to us or any released party.

Jeffrey Cole Employment Agreement

On February 12, 2024, we entered into an employment agreement with Jeffrey Cole, our Chief Operating Officer, effective February 8, 2024. He initially received an annual salary of $405,000, which was increased to $425,250 effective January 1, 2025. Mr. Cole is eligible for an annual target bonus of up to 40% of his base salary, with the actual amount of the bonus, if any, based upon the achievement of Mr. Cole and us of the applicable performance targets and goals as set by our board of directors.

Pursuant to Mr. Cole’s employment agreement, we will need to provide 90 days’ written notice to terminate his employment without Cause, as such term is defined in the employment agreement. If Mr. Cole resigns for Good Reason, as such term is defined in the employment agreement, or is terminated without Cause, unrelated to a Change of Control, as such term is defined in the employment agreement, he is entitled to (i) continuation of his base salary in effect immediately prior to termination for a period of 12 months, (ii) a lump sum payment equal to his target bonus for the calendar year in which his termination date occurs, (iii) full acceleration of any outstanding equity or equity-based awards as of his termination date, (iv) extension of exercisability for the full term of any stock option, and (v) payment of his full COBRA premiums for 12 months following his termination date, if applicable conditions are met.

Mr. Cole will be required to provide us 90 days’ written notice of the condition that qualifies as a Good Reason for his resignation and we will have 30 days from receipt of such notice to remedy such condition. If Mr. Cole fails to provide the required notice such that we do not have the opportunity to cure the condition prior to his resignation, or if he resigns more than 15 days after expiration of our 30 day period to remedy the condition, his resignation shall not be deemed for Good Reason.

If at any time during a Change of Control Period, as such term is defined in the employment agreement, Mr. Cole’s employment is terminated without Cause or Mr. Cole resigns for Good Reason, he is entitled to: (i) a lump sum payment equal to 12 months of his base salary in effect immediately prior to termination plus his target bonus for the fiscal year in which his termination date occurs; (ii) full acceleration of any outstanding equity or equity-based awards as of his termination date; (iii) extension of exercisability for the full term of any stock option; and payment of his full COBRA premiums for 12 months following his termination date, if applicable conditions are met.

If we terminate Mr. Cole’s employment for Cause, or if Mr. Cole voluntarily terminates his employment without Good Reason upon 30 days written notice to us, Mr. Cole shall be entitled to receive Accrued Obligations, as such term is defined in the employment agreement, as of the date of termination.

Pursuant to Mr. Cole’s employment agreement, if his employment is terminated due to his death or Disability (as defined in the employment agreement), he is entitled to (i) a lump sum payment equal to twelve months of his base salary, (ii) full acceleration of any outstanding equity or equity-based awards that he has with respect to us or any of our affiliates as of his termination date; and (iii) Accrued Obligations.

James Ferguson Employment Agreement

On February 4, 2025, we entered into an employment agreement with James Ferguson, our Chief Medical Officer, effective as of February 5, 2025, which provides for: (i) an annual salary of $505,000, (ii) a discretionary annual target bonus of up to 40% of his base salary, with the actual amount of the bonus, if any, based upon the achievement of Dr. Ferguson and us of the applicable performance targets and goals as set by our board of directors; and (iii) a stock option award for 60,000 shares of our Common Stock, which options shall vest 25% on March 1, 2026, with the balance vesting pro rata over thirty-six (36) months. Dr. Ferguson is also bound by confidentiality provisions.

If, after the six month anniversary, but prior to the one year anniversary, of the effective date of Dr. Ferguson’s employment agreement, such agreement is terminated by us without Cause or by Dr. Ferguson for Good Reason (as such terms are defined in the employment agreement), Dr. Ferguson will be entitled to receive continuation of payment of his base salary and the payment of his COBRA premiums for a period of six months. On or after the one-year anniversary of the effective date of Dr. Ferguson’s employment agreement, if such agreement is terminated by us without Cause or by Dr. Ferguson for Good Reason, he will be entitled to receive continuation of payment of his base salary and the payment of his COBRA premiums for a period of 12 months.

Dr. Ferguson will be required to provide us 90 days’ written notice of the condition that qualifies as a Good Reason for his resignation and we will have 30 days from receipt of such notice to remedy such condition. If Dr. Ferguson fails to provide the required notice such that we do not have the opportunity to cure the condition prior to his resignation, or if he resigns more than 15 days after expiration of our 30 day period to remedy the condition, his resignation shall not be deemed for Good Reason.

If at any time during a Change of Control Period, as such term is defined in the employment agreement, Dr. Ferguson’s employment is terminated without Cause or Dr. Ferguson resigns for Good Reason, he is entitled to: (i) a lump sum payment equal to 12 months of his base salary in effect immediately prior to termination plus his target bonus for the fiscal year in which his termination date occurs; (ii) full acceleration of any outstanding equity or equity-based awards as of his termination date; (iii) extension of exercisability for the full term of any stock option; and payment of his full COBRA premiums for 12 months following his termination date, if applicable conditions are met.

If we terminate Dr. Ferguson’s employment for Cause, or if Dr. Ferguson voluntarily terminates his employment without Good Reason upon 30 days written notice to us, Dr. Ferguson shall be entitled to receive Accrued Obligations, as such term is defined in the employment agreement, as of the date of termination.

Pursuant to Dr. Ferguson’s employment agreement, if his employment is terminated due to his death or Disability (as defined in the employment agreement), he is entitled to (i) a lump sum payment equal to twelve months of his base salary, (ii) full acceleration of any outstanding equity or equity-based awards that he has with respect to us or any of our affiliates as of his termination date; and (iii) Accrued Obligations.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the number of shares of Common Stock underlying outstanding equity incentive awards for each of our named executive officers as of December 31, 2024:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#)	Market Value of Shares or Units not yet Vested ($)
Quang X. Pham	01/18/2024(1)	—	10,000	14.10	01/17/2034
Matthew Szot	01/18/2024(1)	—	16,667	14.10	01/17/2034
Jeffrey Cole	07/11/2022(2)	3,333	—	9.60	07/10/2032
Jeffrey Cole	01/18/2024(1)	—	10,000	14.10	01/17/2034
Jeffrey Cole	04/02/2024(3)	—	10,000	9.30	04/01/2034

(1)	These options vest 25% on February 1, 2025 and thereafter pro rata on a monthly basis for the next 36 months.
(2)	These options vested monthly for one year and are fully vested.
(3)	These options vest 25% on April 1, 2025 and thereafter pro rata on a monthly basis for the next 36 months.

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

Shares of Stock Available for Issuance

The maximum number of shares of Common Stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, pursuant to an “evergreen” provision contained therein, to a number of shares of Common Stock equal to 20% of the aggregate of: (i) the number of shares of Common Stock outstanding on December 31 of the preceding calendar year, plus (ii) the number of shares issuable upon exercise of outstanding warrants and pre-funded warrants on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock. On January 1, 2025, the shares available under the 2022 Plan increased by 172,716 shares pursuant to the “evergreen” provision to a maximum of 479,685 shares. As of the date of this Annual Report, there are 40,019 shares available for future issuance under the 2022 Plan. All available shares may be utilized toward the grant of any type of award under the 2022 Plan. The 2022 Plan imposes a $100,000 limitation on the total grant date fair value with respect to which incentive stock options are exercisable for the first time by an individual optionee during any single calendar year.

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

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is incorporated by reference in this Annual Report as an exhibit.

Equity Compensation Policy and Practices

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and/or directors at the same time each year, in connection with our first meeting of the Board of Directors each fiscal year. Option grants are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our Common Stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended December 31, 2024, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Director Compensation

The following table shows certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
John R. Murphy	$60,000	$-	$63,303	$123,303
Steven Zelenkofske, D.O.	$45,000	$-	$63,303	$108,303
Glynn Wilson, Ph.D.	$45,000	$-	$44,313	$89,313
Robert Lisicki	$35,000	$-	$31,647	$66,647

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 1 and Note 10 to our audited financial statements included elsewhere in this Annual Report. These amounts do not correspond to the actual value that may be realized by the Directors upon vesting or exercise of such awards.

For the fiscal year ended December 31, 2024, our directors received annual cash compensation in the amount of $35,000 and the Chair of the Audit Committee received an additional annual cash compensation of $25,000 per year and the Chair of the Compensation Committee and Nominating and Corporate Governance Committee each received additional annual cash compensation of $10,000 per year. From time to time, we may grant additional stock options to certain of our non-employee directors as compensation for their services as directors.

(2)	The table below shows the aggregate number of option awards outstanding at fiscal year-end of our non-employee directors.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2024
John R. Murphy	13,334
Steven Zelenkofske, D.O.	10,000
Glynn Wilson, Ph.D.	8,000
Robert Lisicki	8,333

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our Common Stock as of March 13, 2025, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Common Stock;

●	each of the named executive officers;

●	each of our directors and director; and

●	all of our current executive officers and directors as a group

As of March 13, 2025, we had 1,879,710 shares of Common Stock outstanding, held by approximately 20 stockholders of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

We have based our calculation of the percentage of beneficial ownership on 1,879,710 shares of our Common Stock outstanding as of March 13, 2025. We have deemed shares of our Common Stock subject to securities that are currently convertible or exercisable into shares of Common Stock, or convertible or exercisable into shares of our Common Stock within 60 days of March 13, 2025, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Cadrenal Therapeutics, Inc., 822 A1A North, Suite 306, Ponte Vedra, Florida 32082.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage
Named Executive Officers and Directors
Quang X. Pham	421,250	(1)	22.38%
Matthew Szot	38,194	(2)	2.03%
Jeffrey Cole	8,750	(3)	*
John Murphy	53,575	(4)	2.83%
Steven Zelenkofske	12,304	(5)	*
Glynn Wilson	10,692	(6)	*
Robert Lisicki	6,112	(7)	*
All current executive officers and directors as a group (8 persons)	550,877		28.51%

5% Stockholders other than executive officers and directors
The PVBQ Living Trust	200,000	(1)	10.64%

*	Represents beneficial ownership of less than one percent.

(1)	Includes (i) 218,333 shares of Common Stock owned by Quang X. Pham; (ii) 200,000 shares of Common Stock owned by The PVBQ Living Trust; and (iii) 2,917 shares of Common Stock issuable upon the exercise of options held by Mr. Pham that are exercisable within the 60-day period following March 13, 2025. The beneficiary of The PVBQ Living Trust (the “Trust”) is Mr. Pham’s child and Mr. Pham is the trustee of the Trust and has sole voting and disposition power with respect to the shares owned by the Trust. The address for the Trust is 822 A1A North, Suite 306, Ponte Vedra, Florida 32082.

(2)	Includes (i) 33,333 shares of Common Stock; and (ii) 4,861 shares of Common Stock issuable upon the exercise of options held by Mr. Szot that are exercisable within the 60-day period following March 13, 2025.

(3)	Includes 8,750 shares of Common Stock issuable upon the exercise of options held by Mr. Cole that are exercisable within the 60-day period following March 13, 2025.

(4)	Includes: (i) 40,986 shares of Common Stock; and (ii) 12,589 shares of Common Stock issuable upon the exercise of options held by Mr. Murphy that are exercisable within the 60-day period following March 13, 2025.

(5)	Includes: (i) 2,666 shares of Common Stock; and (ii) 9,638 shares of Common Stock issuable upon the exercise of options held by Dr. Zelenkofske that are exercisable within the 60-day period following March 13, 2025.

(6)	Includes (i) 3,333 shares of Common Stock; and (ii) 7,359 shares of Common Stock issuable upon the exercise of options held Dr. Wilson that are exercisable within the 60-day period following March 13, 2025.

(7)	Includes 6,112 shares of Common Stock issuable upon the exercise of options held by Mr. Lisicki that are exercisable within the 60-day period following March 13, 2025.

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

Other than the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” we have not engaged in any transaction since January 1, 2023 and are not currently engaged in any transaction in which:

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

Item 14. Principal Accounting Fees and Services.

WithumSmith+Brown, P.C. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2024 and 2023 by our auditors:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$185,007	$112,300
Tax Fees	-	-
Audit-Related Fees	29,930	37,901
All Other Fees	-	-
Total	$214,937	$150,201

***	Audit-related fees represent charges for work on registration statements including comfort letters and consents.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified

Item 16. Form 10-K Summary.

Not Applicable.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2024)
4.1	Specimen Common Stock Certificate (Incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.2#	Convertible Promissory Note dated March 1, 2022 issued to John Murphy (Incorporated by reference as Exhibit 4.3 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.3	Form of Convertible Note dated June 13, 2022 (Incorporated by reference as Exhibit 4.4 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.4	Form of Private Placement Convertible Note (Incorporated by reference as Exhibit 4.5 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
4.5	Form of November Private Placement Promissory Note (Incorporated by reference as Exhibit 4.6 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.6	Form of Amended and Restated November Warrant (Incorporated by reference as Exhibit 4.7 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.7	Form of Amended and Restated Placement Agent Warrant from Private Placement (Incorporated by reference as Exhibit 4.8 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.8	Form of Placement Agent Warrant from November Private Placement (Incorporated by reference as Exhibit 4.9 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.9	Form of Amendment to Convertible Promissory Note (Incorporated by reference as Exhibit 4.10 to the Registration Statement on Form S-1 (333-267562) filed on December 6, 2022)
4.10	Representative’s Warrant issued to Boustead Securities, LLC dated January 19, 2023 (Incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
4.11	Description of Securities (Incorporated by reference as Exhibit 4.11 to the Annual Report on Form 10-K (001-41596) filed with the SEC on March 30, 2023)

4.12	Form of Pre-Funded Warrant (Incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K 001-41596), as filed with the SEC on July 14, 2023)
4.13	Form of Warrant (Incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K 001-41596), as filed with the SEC on July 14, 2023)
4.14	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.3 to the Current Report on Form 8-K 001-41596), as filed with the SEC on July 14, 2023)
4.15	Form of New Warrant (Incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K filed on November 4, 2024)
4.16	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K filed on November 4, 2024)
10.1#	Cadrenal Therapeutics, Inc. 2022 Equity Incentive Plan and form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement for Officers and Other Employees, Non-Qualified Stock Option Agreement for Directors and Consultants, Restricted Stock Agreement, and Restricted Stock Unit Agreement (Incorporated by reference as Exhibit 10.1 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.2#	Consulting Agreement, dated January 25, 2022, with Phamace LLC (Quang Pham) from company formation until initiation of payroll (Incorporated by reference as Exhibit 10.2 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.3#	Employment Agreement, dated March 1, 2022 with Quang Pham (Incorporated by reference as Exhibit 10.3 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.4#	Restricted Stock Purchase Agreement with Matthew Szot (Incorporated by reference as Exhibit 10.5 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.5	Asset Purchase Agreement dated as of April 1, 2022, between Cadrenal Therapeutics, Inc. and HESP LLC (Incorporated by reference as Exhibit 10.7 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.6	Patent Assignment Agreement dated as of April 1, 2022, between Cadrenal Therapeutics, Inc. and HESP LLC (Incorporated by reference as Exhibit 10.8 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.7	Subscription Agreement with Quang Pham, dated January 25, 2022 (Incorporated by reference as Exhibit 10.9 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.8	Form of Investor Rights and Lockup Agreement (Incorporated by reference as Exhibit 10.10 to the Registration Statement on Form S-1 (333-267562) filed on September 22, 2022)
10.9+	License, Development and Commercialization Agreement Effective as of September 16, 2015 by and between Armetheon, Inc. and China Cardiovascular Focus Ltd. (Incorporated by reference as Exhibit 10.13 to the Registration Statement on Form S-1 (333-267562) filed on October 11, 2022)
10.10#	Cadrenal Therapeutics, Inc. 2022 Amended and Restated Equity Incentive Plan (Incorporated by reference as Exhibit 10.14 to the Registration Statement on Form S-1 (333-267562) filed on October 17, 2022)
10.11#	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2022 Amended and Restated Equity Incentive Plan (Incorporated by reference as Exhibit 10.15 to the Registration Statement on Form S-1 (333-267562) filed on October 17, 2022)
10.12#	Form of Indemnification Agreement (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.13	Amendment to Asset Purchase Agreement, dated as of August 18, 2022, between Cadrenal Therapeutics, Inc. and HESP LLC (Incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.14#	Employment Agreement with Matthew Szot (Incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)
10.15#	Employment Agreement with Douglas Losordo (Incorporated by reference as Exhibit 10.4 to the Current Report on Form 8-K (001-41596) filed with the SEC on January 25, 2023)

10.16#	Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-267562) filed with the SEC on January 17, 2023)
10.17#	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-267562) filed with the SEC on January 17, 2023)
10.18#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-267562) filed with the SEC on January 17, 2023)
10.19#	Amendment No. 1 to Employment Agreement by and between Cadrenal Therapeutics, Inc. and Matthew Szot, dated May 25, 2023 (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K (001-41596) filed with the SEC on May 26, 2023)
10.20	Form of Securities Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (001-41596), as filed with the SEC on July 14, 2023)
10.21	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (001-41596), as filed with the SEC on July 14, 2023)
10.22#	Offer Letter dated, February 6, 2024, between Cadrenal Therapeutics, Inc. and Jeffrey Cole (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2024)
10.23#	Employment Agreement, effective as of February 8, 2024, between Cadrenal Therapeutics, Inc. and Jeffrey Cole (Incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on February 12, 2024)
10.24#	Amendment to the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024)
10.25	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2024)
10.26#	Employment Agreement between Cadrenal Therapeutics, Inc. and James J. Ferguson III, effective February 5, 2025 (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2025)
10.27#	Severance and Release Letter Agreement, dated February 7, 2025, between Cadrenal Therapeutics, Inc. and Douglas Losordo (Incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2025)
10.28	Collaboration Agreement between Abbott Global Enterprises Limited and Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2025)
19.1*	Amended and Restated Insider Trading Policy
21.1	Subsidiaries of Registrant (Incorporated by reference as Exhibit 21.1 to the Annual Report on Form 10-K filed on March 11, 2024)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference as Exhibit 97.1 to the Annual Report on Form 10-K filed on March 11, 2024)
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [***] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2025.

Cadrenal Therapeutics, Inc.
(Registrant)

Dated: March 13, 2025	/s/ Quang X. Pham
Quang X. Pham
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

Signature	Title	Date

/s/ Quang X. Pham	Chairman of the Board and Chief Executive Officer	March 13, 2025
Quang X. Pham	(Principal Executive Officer)

/s/ Matthew Szot	Chief Financial Officer (Principal Financial Officer	March 13, 2025
Matthew Szot	and Principal Accounting Officer)

/s/ John R. Murphy	Director	March 13, 2025
John R. Murphy

/s/ Glynn Wilson	Director	March 13, 2025
Glynn Wilson

/s/ Steven Zelenkofske	Director	March 13, 2025
Steven Zelenkofske

/s/ Robert Lisicki	Director	March 13, 2025
Robert Lisicki