Form 10-Q
period 2025-03-31
Cadrenal Therapeutics, Inc.
filed 2025-05-08
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2025, there were 1,966,675 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$7,336,072	$10,017,942
Interest receivable	24,664	38,153
Prepaid expenses and other current assets	575,605	42,257
Deferred offering costs	8,451	14,445
Total current assets	7,944,792	10,112,797
Property, plant and equipment, net	4,678	6,944
Other assets	3,792	3,792
Total assets	$7,953,262	$10,123,533
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,278,402	$1,502,468
Accrued liabilities	561,764	1,181,490
Total current liabilities	1,840,166	2,683,958
Total liabilities	1,840,166	2,683,958
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 1,909,732 shares issued and outstanding as of March 31, 2025; 1,782,486 shares issued and outstanding as of December 31, 2024	1,909	1,782
Additional paid-in capital	35,679,350	33,160,576
Accumulated deficit	(29,568,163)	(25,722,783)
Total stockholders’ equity	6,113,096	7,439,575
Total liabilities and stockholders’ equity	$7,953,262	$10,123,533

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
General and administrative expenses	$2,254,577	$1,125,993
Research and development expenses	1,667,882	629,025
Depreciation expense	5,517	597
Total operating expenses	3,927,976	1,755,615
Loss from operations	(3,927,976)	(1,755,615)
Other income
Interest and dividend income	82,596	92,327
Total other income	82,596	92,327
Net loss and comprehensive loss	$(3,845,380)	$(1,663,288)

Net loss per common share, basic and diluted (1)	$(2.09)	$(1.56)
Weighted average number of common shares used in computing net loss per common share, basic and diluted (1)	1,844,072	1,067,231

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,782,486	$1,782	$33,160,576	$(25,722,783)	$7,439,575
Equity-based compensation - options	-	-	518,890	-	518,890
Issuance of common stock for consulting services	25,000	25	29,850	-	29,875
Proceeds from sale of common stock, net of issuance costs of $85,335	102,246	102	1,970,034	-	1,970,136
Net loss	-	-	-	(3,845,380)	(3,845,380)
Balance, March 31, 2025	1,909,732	$1,909	$35,679,350	$(29,568,163)	$6,113,096

	For the Three Months Ended March 31, 2024
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, December 31, 2023	868,184	$868	$22,762,922	$(15,071,415)	$7,692,375
Issuance of common shares from exercise of pre-funded warrants	199,047	199	99	-	298
Equity-based compensation - options	-	-	162,731	-	162,731
Net loss	-	-	-	(1,663,288)	(1,663,288)
Balance, March 31, 2024	1,067,231	$1,067	$22,925,752	$(16,734,703)	$6,192,116

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,845,380)	$(1,663,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,517	597
Equity-based compensation	548,765	162,731
Non-cash lease expense	-	(105)
Changes in operating assets and liabilities:
Interest receivable	13,489	8,337
Prepaid expenses	(533,348)	(212,431)
Deferred offering costs	5,994	(167,844)
Accounts payable	(224,066)	233,054
Accrued liabilities	(619,726)	(197,431)
Net cash used in operating activities	(4,648,755)	(1,836,380)
Cash flows used in investing activities:
Investment in property and equipment	(3,251)	-
Net cash used in investing activities	(3,251)	-
Cash flows from financing activities:
Proceeds from sale of common stock	2,055,471	-
Issuance costs from sale of common stock	(85,335)	-
Proceeds from exercise of warrants	-	298
Net cash provided by financing activities	1,970,136	298
Net change in cash	(2,681,870)	(1,836,082)
Cash and cash equivalents – beginning of the period	10,017,942	8,402,500
Cash and cash equivalents – end of the period	$7,336,072	$6,566,418

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022, in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal Therapeutics, Inc. is a biopharmaceutical company that develops therapeutics for patients with certain cardiovascular conditions. The Company is developing its late-stage asset, tecarfarin, a new oral vitamin K antagonist (VKA) designed to be a better and safer anticoagulant than warfarin. Although warfarin is widely used off-label for several rare cardiovascular conditions, extensive clinical and real-world data have shown it to have significant serious side effects. With its innovation, Cadrenal aims to meet the unmet needs of this patient population by relieving them and their healthcare providers of some of warfarin’s most significant clinical challenges.

Cadrenal is pursuing a pipeline-in-a-product approach with tecarfarin. Tecarfarin received Orphan Drug designation (ODD) for advanced heart failure patients with implanted left ventricular assist devices (LVADs). The Company also received ODD and fast-track status for tecarfarin in end-stage kidney disease and atrial fibrillation (ESKD+AFib).

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

The Company’s accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, the statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025, and 2024 are also unaudited. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since its inception, the Company has incurred operating losses and negative cash flows from operations. For the three months ended March 31, 2025, the Company had a net loss of $3.8 million, which included $0.6 million of non-cash expenses. Cash used in operations totaled $4.6 million. As of March 31, 2025, the Company had cash and cash equivalents of $7.3 million, net working capital of $6.1 million, and an accumulated deficit of $29.6 million.

From April 1, 2025 through May 7, 2025, the Company sold 56,943 shares of its common stock through its at-the-market (ATM) facility with H.C. Wainwright & Co., LLC (“H.C.W.”) These sales were made at a weighted average price of $15.92 per share, resulting in total gross proceeds of approximately $907,000 and net proceeds of approximately $876,000.

The Company’s cash and cash equivalents balance of approximately $6.9 million as of May 8, 2025 is expected to be sufficient to fund its operations for at least the next twelve months from the date of the filing of its Quarterly Report on Form 10-Q, however, the Company will require additional funding to conduct any further late-stage clinical trials, including a Phase 3 clinical trial for tecarfarin.

Management intends to raise additional funds through partnering, the sale of equity, and debt financing. However, there can be no assurance that the Company will be able to complete partnering transactions or financings on terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company Status

As an “emerging growth company” (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company may elect to take advantage of certain forms of relief from various reporting requirements that apply to public companies. The relief under the JOBS Act includes an extended transition period for implementing new or revised accounting standards. The Company has elected to take advantage of this extended transition period and, as a result, the Company’s financial statements may not be comparable to those of companies that implement accounting standards as of the effective dates for public companies. The Company may take advantage of the relief afforded under the JOBS Act up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of stock-based awards, deferred tax assets and valuation allowance, income tax uncertainties, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

Concentration of Credit and Other Risks and Uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents. Cash is maintained at high-credit-quality financial institutions; at times, balances may exceed federally insured limits. All interest-bearing and non-interest-bearing cash balances are insured up to $250,000 at each financial institution. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The Company is subject to several risks common for early-stage biopharmaceutical companies including, but not limited to, dependency on the clinical and commercial success of its product candidate, ability to obtain regulatory approval of its product candidate, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.

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

The CODM assesses the performance of its one reportable segment and decides how to allocate resources based on the loss from operations and net loss.   The CODM utilizes loss from operations and net loss, as presented on the Company’s statement of operations and comprehensive loss, to evaluate the Company’s business plan, which includes clinical development roadmaps and long-range financial models as key inputs to decisions on resource allocation and its assessment of the performance of the business.

Significant expenses within loss from operations and net loss include research and development and general and administrative expenses, which are each separately presented on the Company’s statement of operations and comprehensive loss. Other segment items include depreciation expense and interest and dividend income as presented on the Company’s statement of operations and comprehensive loss. The accounting policies used to measure the segment’s profit and loss are the same as those described in the summary of significant accounting policies.

The measure of segment assets is reported on the balance sheets as total assets.

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

The Company recognizes uncertain income tax positions at the largest amount, which is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes.

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

Patents

Patent costs are comprised primarily of external legal fees, filing fees incurred to file patent applications, and periodic renewal fees to keep the patent in force. They are expensed as incurred as a component of general and administrative expenses.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU on January 1, 2025, had no material impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU aims to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the ASU was subsequently amended by ASU 2025-01 to clarify the effective date by which all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$6,942,275	$-	$-	$6,942,275
Total financial assets	$6,942,275	$-	$-	$6,942,275

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$9,946,189	$-	$-	$9,946,189
Total financial assets	$9,946,189	$-	$-	$9,946,189

The carrying amounts of cash and cash equivalents, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$227,565	$966,575
Accrued severance	196,790	-
Accrued consulting fees	112,606	162,606
Other	24,803	52,309
Total accrued liabilities	$561,764	$1,181,490

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

In October 2024, the Company amended its lease for office space to extend the lease term for one additional year. The lease agreement (as amended) has a term that extends through October 31, 2025 with no option to renew. Operating lease expenses were $6,656 and $6,555 for the three months ended March 31, 2025 and 2024, respectively. Cash paid for the office lease was $6,656 for the three months ended March 31, 2025 and $6,696 for the three months ended March 31, 2024.

Future annual lease payments under non-cancellable operating leases as of March 31, 2025 were as follows:

2025	$15,531
Total lease payments	$15,531

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

Note 6. Stockholders’ Equity and Warrants

Reverse Stock Split

On July 29, 2024, the Company’s stockholders approved amendments to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of its shares of common stock, and its Board of Directors subsequently approved a final reverse stock split ratio of 1-for-15. The reverse stock split became effective on August 20, 2024. On the effective date, every 15 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. The number of authorized shares of common stock was not reduced and the par value per share of common stock remained unchanged. Fractional shares were canceled, and stockholders received cash in lieu thereof. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan. As a result, the number of common shares, stock options, warrants, net loss per share, and exercise prices disclosed throughout these notes to the financial statements, as well as the Quarterly Report on Form 10-Q to which these financial statements and notes thereto are attached, have been retrospectively adjusted to reflect the reverse stock split.

Common Stock

The Company is authorized to issue a total of 75,000,000 shares of common stock, par value of $0.001 per share, and 7,500,000 shares of preferred stock, par value $0.001 per share.

Holders of common stock are entitled to one vote for each share of common stock held of record for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board in its discretion out of funds legally available therefor.

On January 24, 2023, the Company consummated its initial public offering (“IPO”) and issued 93,333 shares of its common stock at a public offering price of $75.00 per share, generating gross proceeds of $7.0 million and net proceeds of $5.4 million.

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

During the year ended December 31, 2024, the Company received notice of the exercise of all of the 199,047 Pre-Funded Warrants. As a result of the respective Pre-Funded Warrant exercises, the Company issued 199,047 shares of common stock. As of March 31, 2025 and December 31, 2024, there are no Pre-Funded Warrants outstanding.

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

ATM Facility

During the three months ended March 31, 2025, the Company sold 102,246 shares of its Common Stock through its at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $20.10 per share, resulting in total gross proceeds of approximately $2,055,000 and net proceeds of approximately $1,970,000.

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

In consideration of the holder’s agreement to exercise the Existing Warrants at the reduced exercise price per share in accordance with the Inducement Agreement, the Company issued to the holder new unregistered Series A-1 common stock warrants (the “Series A-1 Warrants”) to purchase 285,715 shares of common stock and new unregistered Series A-2 common stock warrants (the “Series A-2 Warrants”) to purchase an aggregate of 285,715 shares of common stock, at an exercise price of $16.50 per share. The Series A-1 Warrants were immediately exercisable for a term of five years from the date of issuance, and the Series A-2 Warrants were immediately exercisable for a term of 18 months from the date that the Company’s registration statement on Form S-3, has been declared effective (November 22, 2024) by the SEC.  The New Warrants contain customary provisions for anti-dilution adjustments to the exercise price, including stock splits, stock dividends, rights offerings, and pro rata distributions.

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

Warrant Summary

The following table summarizes the total warrants outstanding at March 31, 2025, all of which are classified as equity:

		Exercise		Outstanding as of			Outstanding as of
	Issue Date	Price Per Share	Expiration Date	December 31, 2024	New Issuance	Exercised	March 31, 2025
Placement agent warrants	July - Sept 2022	$45.00	July - Sept 2027	767	-	-	767
Placement agent warrants	Nov 2022	$15.00	Nov 2027	1,000	-	-	1,000
Representative warrants	Jan 2023	$90.00	Jan 2028	5,600	-	-	5,600
Placement agent warrants	July 2023	$32.81	Jan 2029	18,572	-	-	18,572
New Series A-1 warrants	Nov 2024	$16.50	Nov 2029	285,715	-	-	285,715
New Series A-2 warrants	Nov 2024	$16.50	May 2026	285,715	-	-	285,715
Placement agent warrants	Nov 2024	$20.625	Nov 2029	18,571	-	-	18,571
				615,940	-	-	615,940

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

Subject to certain adjustments, the maximum number of shares of common stock that initially could have been issued under the Initial Plan and 2022 Plan was initially 133,333 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan initially automatically increased on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 173,636. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 133,333 shares to 306,969 shares and to amend the “evergreen provision” such that the number of reserved shares of common stock available for issuance each year will be 20% of: (i) the shares of common stock outstanding at December 31; plus (ii) the shares of common stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31. As of March 31, 2025, 40,019 remained available for future issuance. All available shares may be utilized toward the grant of any award under the 2022 Plan.

Weighted average assumptions used in the Black-Scholes model are set forth below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Risk-free interest rate	4.18% - 4.40%	4.09% - 4.83%
Dividend yield	-	-
Expected term (years)	5.27-5.31	5.27-5.31
Volatility	73.0% - 75.4%	76.4% - 77.7%

Activity under the Plans for the period from December 31, 2024 to March 31, 2025 is set forth below:

	Number Outstanding	Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	156,334	$13.20	8.35	$420,720
Granted	280,000	19.78	9.82	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at March 31, 2025	436,334	$17.42	9.21	$885,444

Options vested and exercisable at March 31, 2025	124,587	$13.72	8.10	$48,020
Options vested and expected to vest as of March 31, 2025	436,334	$17.42	9.21	$885,444

The weighted average grant date fair value of options granted during the quarter ended March 31, 2025 was $12.93. At March 31, 2025, the Company had $3.7 million of unrecognized stock-based compensation expense related to stock options, which will be recognized over the weighted average remaining requisite service period of 2.25 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total stock-based compensation expense and the allocation of stock-based compensation for the periods presented below were as follows:

	Three Months Ended March 31,
	2025	2024

General and adminstrative	$276,830	$67,029
Research and development	271,935	95,702
Total stock-based compensation	$548,765	$162,731

Note 8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended March 31,
	2025	2024

Numerator:
Net loss	$(3,845,380)	$(1,663,288)
Denominator:
Weighted average common shares outstanding	1,844,072	1,067,231
Net loss per common share, basic and diluted	$(2.09)	$(1.56)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	436,334	146,334
Warrants to purchase common stock	615,940	311,652
Total anti-dilutive common stock equivalents	1,052,274	457,986

Note 9. Subsequent Events

The Company has evaluated events that occurred through May 8, 2025, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the financial statements except for the transactions described below.

From April 1, 2025 through May 7, 2025, the Company sold 56,943 shares of its common stock through its at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $15.92 per share, resulting in total gross proceeds of approximately $907,000 and net proceeds of approximately $876,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 13, 2025 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Cadrenal Therapeutics, Inc. (“Cadrenal”).

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

Company Overview

We are developing tecarfarin, our lead drug candidate, for unmet needs in anticoagulation therapy. Tecarfarin is a late-stage novel oral and reversible anticoagulant (blood thinner) designed to prevent heart attacks, strokes, and deaths due to blood clots in patients requiring chronic anticoagulation.

There is a lack of approved anticoagulation therapies for certain conditions requiring chronic anticoagulation, such as patients with mechanical heart valves and conditions predisposing them to poor warfarin metabolism, patients with left ventricular assist devices (LVADs), and patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib). For patients with these conditions, treatment guidelines, and not FDA-approved labeling, recommend using a vitamin K antagonist (VKA) such as warfarin, despite warfarin’s acknowledged challenges in achieving sufficiently stable and reliable anticoagulation in these patients. Additionally, direct-acting oral anticoagulants (DOACs) like Eliquis and Xarelto have either not shown clinical benefits in these and certain other patient populations, or their efficacy and safety remain uncertain.

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

While tecarfarin clinical trials were being conducted by the initial IND sponsor, the DOACs were advancing through clinical trials and ultimately approved after demonstrating that they were non-inferior to warfarin in certain indications, including AFib in the general population, prevention of pulmonary embolism in patients with venous thrombus, and prevention of deep vein thrombosis in patients undergoing certain surgical procedures, among others. These DOAC clinical studies resulted in a change in the standard of care for a large percentage of the population that had been previously treated with warfarin, and some of the same population that was initially targeted by the prior tecarfarin IND sponsor. Thus, the original broad-label development plan for tecarfarin became much more challenging.

Accordingly, we are focusing on the development of tecarfarin for rare cardiovascular conditions where patients are unable to achieve sufficiently reliable chronic anticoagulation with warfarin, and where DOACs have either failed or their efficacy and safety remain unproven. These include patients with mechanical heart valves and conditions predisposing them to poor warfarin metabolism, patients with left ventricular assist devices (LVADs), and patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib), where the need for VKA-dependent chronic anticoagulation has been underscored by recent clinical studies. While warfarin-treated patients have fared better than DOAC-treated patients in comparative studies in certain of these cardiovascular conditions, the event rates in these studies remain unacceptably high and the quality of anticoagulation in warfarin-treated patients has repeatedly been shown to be sub-optimal – hence, there continues to be unmet medical needs surrounding the use of warfarin in these patients that are not addressed – or not addressable - by DOACs.

Cadrenal is pursuing a pipeline-in-a-product approach with tecarfarin. Tecarfarin has an orphan drug designation from the FDA for the prevention of thrombosis and thromboembolism (blood clots) in patients with an implanted mechanical circulatory support device, which includes left ventricular assist device (LVAD), a heart pump. Tecarfarin also has orphan drug and fast-track designations from the FDA for the prevention of systemic thromboembolism of cardiac origin in patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib).

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

ATM Facility

From January 1, 2025 through March 31, 2025, we sold 102,246 shares of our Common Stock through our at-the-market (ATM) facility with H.C. Wainwright & Co., LLC (“H.C.W.”). These sales were made at a weighted average price of $20.10 per share, resulting in total gross proceeds of approximately $2,055,000 and net proceeds of approximately $1,970,000.

From April 1, 2025 through May 7, 2025, we sold 56,943 shares of our common stock through our at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $15.92 per share, resulting in total gross proceeds of approximately $907,000 and net proceeds of approximately $876,000.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
General and administrative expenses	$2,254,577	$1,125,993	$1,128,584
Research and development expenses	1,667,882	629,025	1,038,857
Depreciation expense	5,517	597	4,920
Total operating expenses	3,927,976	1,755,615	2,172,361
Loss from operations	(3,927,976)	(1,755,615)	(2,172,361)
Other income
Interest and dividend income	82,596	92,327	(9,731)
Total other income	82,596	92,327	(9,731)
Net loss and comprehensive loss	$(3,845,380)	$(1,663,288)	$(2,182,092)

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 were $2.3 million and $1.1 million, respectively, representing an increase of approximately $1.1 million, or 100%. The increase can be primarily attributed to a $0.7 million increase in expenses related to being a public company, a $0.2 million increase in stock-based compensation, and a $0.2 million increase in personnel-related expenses as we hired a Chief Operating Officer in February 2024 and implemented annual pay raises for management in January 2025.

Research and development expenses

Research and development expenses for the three months ended March 31, 2025, and 2024 were $1.7 million and $0.6 million, respectively, representing an increase of $1.0 million, or 165%. The increase is primarily attributed to a $0.5 million increase in expenses associated with chemistry, manufacturing, and controls (“CMC), $0.1 million of clinical trial preparation costs, a $0.2 million increase in stock-based compensation, and a $0.3 million increase in personnel-related expenses related to our prior Chief Medical Officer’s severance agreement entered into in February 2025.

Interest and dividend income

Interest and dividend income for the three months ended March 31, 2025, and 2024 were $0.1 million and $0.1 million, respectively. This represents the interest and dividend income earned from our investments in money market funds.

Liquidity and Capital Resources

Since inception, we have incurred losses and utilized cash in operations. To date, we have funded our operations from the proceeds of the sale of convertible and promissory notes, our initial public offering completed in January 2023, our Private Placement completed in July 2023, our Warrant Inducement completed in November 2024, and the sale of Common Stock through our ATM facility. We recognized a net loss of $3.8 million for the three months ended March 31, 2025 which included $0.6 million of non-cash expenses. Cash used in operating activities for the three months ended March 31, 2025 totaled $4.6 million. As of May 8, 2025, we had cash and cash equivalents of approximately $6.9 million, which is expected to be sufficient to fund our operations for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q, however, we will require additional funding to conduct any further late-stage clinical trials, including a Phase 3 clinical trial for tecarfarin.

Cash Flows

The following table summarizes our cash flow for the period presented:

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(4,648,755)	$(1,836,380)
Cash used in investing activities	(3,251)	-
Cash provided by financing activities	1,970,136	298
Net change in cash	(2,681,870)	(1,836,082)
Cash and cash equivalents, beginning of period	10,017,942	8,402,500
Cash and cash equivalents, end of period	$7,336,072	$6,566,418

Operating activities

During the three months ended March 31, 2025, cash used in operating activities was $4.6 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $3.3 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $1.3 million in cash primarily from a $0.6 million decrease in accrued liabilities, a $0.2 million decrease in accounts payable and a $0.5 million increase in prepaid expenses.

During the three months ended March 31, 2024, cash used in operating activities was $1.8 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $1.5 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $0.3 million in cash primarily from a $0.2 million decrease in accrued liabilities, a $0.2 million increase in prepaid expenses, and a $0.2 million increase in deferred offering costs partially offset by a $0.2 million increase in accounts payable.

Financing activities

During the three months ended March 31, 2025, net cash provided by financing activities totaled $2.0 million from the use of our ATM facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31,2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2025 and up to the date of the filing of this Quarterly Report on Form 10-Q in transactions that were not registered under the Securities Act other than as set forth below and as previously disclosed in our filings with the SEC.

 On January 8, 2025, we issued 25,000 shares of restricted common stock to a consultant as partial compensation for services. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 23, 2025, we issued stock options to purchase an aggregate of 220,000 shares of Common Stock to officers and directors pursuant to our 2022 Successor Equity Incentive Plan, of which 72,697 were unregistered at the time of issuance. The options have an exercise price of $19.79 per share. The options granted to officers will vest over a period of four (4) years, with 25% vesting on February 1, 2026, and thereafter 1/36 on a monthly basis. The options granted to directors will vest pro rata on a monthly basis over 12 months commencing February 1, 2025. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2024)
10.1	Employment Agreement between Cadrenal Therapeutics, Inc. and James J. Ferguson III, effective February 5, 2025 (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2025)
10.2	Severance and Release Letter Agreement, dated February 7, 2025, between Cadrenal Therapeutics, Inc. and Douglas Losordo (Incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2025)
10.3	Collaboration Agreement between Abbott Global Enterprises Limited and Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2025)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadrenal Therapeutics, Inc.
(Registrant)

Dated: May 8, 2025	/s/ Quang X. Pham
Quang X. Pham
Chairman of the Board and Chief Executive Officer

Dated: May 8, 2025	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial and Accounting Officer)