Form 10-Q
period 2025-06-30
Cadrenal Therapeutics, Inc.
filed 2025-08-11
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 2,046,854 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$5,570,730	$10,017,942
Interest receivable	19,039	38,153
Prepaid expenses and other current assets	358,357	42,257
Deferred offering costs	23,861	14,445
Total current assets	5,971,987	10,112,797
Property, plant and equipment, net	4,277	6,944
Other assets	2,167	3,792
Total assets	$5,978,431	$10,123,533
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$895,609	$1,502,468
Accrued liabilities	783,909	1,181,490
Total current liabilities	1,679,518	2,683,958
Total liabilities	1,679,518	2,683,958
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,007,113 shares issued and outstanding at June 30, 2025; 1,782,486 shares issued and outstanding at December 31, 2024	2,006	1,782
Additional paid-in capital	37,532,357	33,160,576
Accumulated deficit	(33,235,450)	(25,722,783)
Total stockholders’ equity	4,298,913	7,439,575
Total liabilities and stockholders’ equity	$5,978,431	$10,123,533

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$2,656,392	$1,212,437	$4,910,970	$2,338,430
Research and development expenses	1,077,498	1,253,711	2,745,379	1,882,736
Depreciation expense	401	470	5,918	1,067
Total operating expenses	3,734,291	2,466,618	7,662,267	4,222,233
Loss from operations	(3,734,291)	(2,466,618)	(7,662,267)	(4,222,233)
Other income
Interest and dividend income	67,004	73,636	149,600	165,963
Total other income	67,004	73,636	149,600	165,963
Net loss and comprehensive loss	$(3,667,287)	$(2,392,982)	$(7,512,667)	$(4,056,270)

Net loss per common share, basic and diluted (1)	$(1.87)	$(2.24)	$(3.95)	$(3.80)
Weighted average number of common shares used in computing net loss per common share, basic and diluted (1)	1,961,642	1,067,231	1,903,222	1,067,231

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the three months ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	1,909,732	$1,909	$35,679,350	$(29,568,163)	$6,113,096
Equity-based compensation - options	-	-	489,144	-	489,144
Issuance of common stock for consulting services	10,000	10	103,490	-	103,500
Proceeds from sale of common stock, net issuance costs of $63,684	84,048	84	1,228,379	-	1,228,463
Exercise of stock options	3,333	3	31,994	-	31,997
Net loss	-	-	-	(3,667,287)	(3,667,287)
Balance, June 30, 2025	2,007,113	$2,006	$37,532,357	$(33,235,450)	$4,298,913

	For the six months ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,782,486	$1,782	$33,160,576	$(25,722,783)	$7,439,575
Equity-based compensation - options	-	-	1,008,034	-	1,008,034
Issuance of common stock for consulting services	35,000	35	133,340	-	133,375
Proceeds from sale of common stock, net issuance costs of $149,019	186,294	186	3,198,413	-	3,198,599
Exercise of stock options	3,333	3	31,994	-	31,997
Net loss	-	-	-	(7,512,667)	(7,512,667)
Balance, June 30, 2025	2,007,113	$2,006	$37,532,357	$(33,235,450)	$4,298,913

	For the three months ended June 30, 2024
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, March 31, 2024	1,067,231	$1,067	$22,925,752	$(16,734,703)	$6,192,116
Equity-based compensation - options	-	-	193,120	-	193,120
Net loss	-	-	-	(2,392,982)	(2,392,982)
Balance, June 30, 2024	1,067,231	$1,067	$23,118,872	$(19,127,685)	$3,992,254

	For the six months ended June 30, 2024
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	868,184	$868	$22,762,922	$(15,071,415)	$7,692,375
Issuance of common shares from exercise of pre-funded warrants	199,047	199	99	-	298
Equity-based compensation - options	-	-	355,851	-	355,851
Net loss	-	-	-	(4,056,270)	(4,056,270)
Balance, June 30, 2024	1,067,231	$1,067	$23,118,872	$(19,127,685)	$3,992,254

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,512,667)	$(4,056,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,918	1,067
Equity-based compensation	1,141,409	355,851
Non-cash lease expense	-	(211)
Changes in operating assets and liabilities:
Interest receivable	19,114	16,436
Prepaid expenses	(316,100)	(161,709)
Deferred offering costs	(9,416)	(171,384)
Other assets	1,624	-
Accounts payable	(606,859)	592,199
Accrued liabilities	(397,580)	58,397
Net cash used in operating activities	(7,674,557)	(3,365,624)
Cash flows used in investing activities:
Investment in property and equipment	(3,251)	-
Net cash used in investing activities	(3,251)	-
Cash flows from financing activities:
Proceeds from sale of common stock	3,347,618	-
Issuance costs from sale of common stock	(149,019)	-
Proceeds from exercise of warrants	-	298
Proceeds from exercise of stock options	31,997	-
Net cash provided by financing activities	3,230,596	298
Net change in cash and cash equivalents	(4,447,212)	(3,365,326)
Cash and cash equivalents – beginning of the period	10,017,942	8,402,500
Cash and cash equivalents – end of the period	$5,570,730	$5,037,174

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022, in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal Therapeutics, Inc. is a biopharmaceutical company that develops therapeutics for patients with certain cardiovascular conditions. The Company is developing its late-stage asset, tecarfarin, a new oral vitamin K antagonist (“VKA”) designed to be a better and safer anticoagulant than warfarin. Although warfarin is widely used off-label for several rare cardiovascular conditions, extensive clinical and real-world data have shown it to have significant serious side effects. With its innovation, Cadrenal aims to meet the unmet needs of this patient population by relieving them and their healthcare providers of some of warfarin’s most significant clinical challenges.

Cadrenal is pursuing a pipeline-in-a-product approach with tecarfarin. The Company received ODD and fast-track status for tecarfarin in end-stage kidney disease and atrial fibrillation (“ESKD+AFib”). Tecarfarin also received Orphan Drug designation (“ODD”) for advanced heart failure patients with implanted left ventricular assist devices (“LVADs”).

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

The Company’s accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, the statements of changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025, and 2024 are also unaudited. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since its inception, the Company has incurred operating losses and negative cash flows from operations. For the six months ended June 30, 2025, the Company had a net loss of $7.5 million, which included $1.1 million of non-cash expenses. Cash used in operations totaled $7.7 million. As of June 30, 2025, the Company had cash and cash equivalents of $5.6 million, net working capital of $4.3 million, and an accumulated deficit of $33.2 million.

From July 1, 2025 through July 15, 2025, the Company sold 39,741 shares of its common stock through its at-the-market (ATM) facility with H.C. Wainwright & Co., LLC (“H.C.W.”), resulting in total gross proceeds of approximately $516,000 and net proceeds of approximately $499,000.

The Company’s cash and cash equivalents balance of approximately $5.0 million as of August 6, 2025 is expected to be sufficient to fund its operations for at least the next twelve months from the date of the filing of its Quarterly Report on Form 10-Q; however, the Company will require additional funding to conduct any further late-stage clinical trials, including a Phase 3 clinical trial for tecarfarin.

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

Segment Reporting

Operating segments are defined as components of an entity where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The Company manages its business activities as a single entity and operates in one reportable segment.

The CODM assesses the performance of its one reportable segment and decides how to allocate resources based on the loss from operations and net loss.   The CODM utilizes loss from operations and net loss, as presented on the Company’s statements of operations and comprehensive loss, to evaluate the Company’s business plan, which includes clinical development roadmaps and long-range financial models as key inputs to decisions on resource allocation and its assessment of the performance of the business.

Significant expenses within loss from operations and net loss include research and development and general and administrative expenses, which are each separately presented on the Company’s statements of operations and comprehensive loss. Other segment items include depreciation expense and interest and dividend income as presented on the Company’s statements of operations and comprehensive loss. The accounting policies used to measure the segment’s profit and loss are the same as those described in the summary of significant accounting policies.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$5,263,904	$-	$-	$5,263,904
Total financial assets	$5,263,904	$-	$-	$5,263,904

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$9,946,189	$-	$-	$9,946,189
Total financial assets	$9,946,189	$-	$-	$9,946,189

The carrying amounts of cash and cash equivalents, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$471,964	$966,575
Accrued severance	69,471	-
Accrued research & development	68,985	-
Accrued consulting fees	112,606	162,606
Other	60,883	52,309
Total accrued liabilities	$783,909	$1,181,490

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

In October 2024, the Company amended its lease for office space to extend the lease term for one additional year. The lease agreement (as amended) has a term that extends through October 31, 2025 with no option to renew. Operating lease expenses were $6,656 and $6,839 for the three months ended June 30, 2025 and 2024, respectively. Operating lease expenses were $13,313 and $13,394 for the six months ended June 30, 2025 and 2024, respectively. Cash paid for the office lease was $13,313 and $13,391 for the six months ended June 30, 2025 and 2024, respectively.

Future annual lease payments under non-cancellable operating leases as of June 30, 2025 were as follows:

2025	$8,875
Total lease payments	$8,875

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

Note 6. Stockholders’ Equity

Reverse Stock Split

On July 29, 2024, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of its shares of common stock, and its Board of Directors subsequently approved a final reverse stock split ratio of 1-for-15. The reverse stock split became effective on August 20, 2024 (the “Effective Date”). On the Effective Date, every 15 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. The number of authorized shares of common stock was not reduced and the par value per share of common stock remained unchanged. Fractional shares were canceled, and stockholders received cash in lieu thereof. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan. As a result, the number of shares of common stock, stock options, warrants, net loss per share, and exercise prices disclosed throughout these notes to the financial statements, as well as the Quarterly Report on Form 10-Q to which these financial statements and notes thereto are attached, have been retrospectively adjusted to reflect the reverse stock split.

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

During the year ended December 31, 2024, the Company received notice of the exercise of all of the 199,047 Pre-Funded Warrants. As a result of the respective Pre-Funded Warrant exercises, the Company issued 199,047 shares of common stock. As of June 30, 2025, there are no Pre-Funded Warrants outstanding.

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

ATM Facility

During the six months ended June 30, 2025, the Company sold 186,294 shares of its common stock through its at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $17.97 per share, resulting in total gross proceeds of approximately $3,348,000 and net proceeds of approximately $3,199,000.

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

In consideration of the holder’s agreement to exercise the Existing Warrants at the reduced exercise price per share in accordance with the Inducement Agreement, the Company issued to the holder new unregistered Series A-1 common stock warrants (the “Series A-1 Warrants”) to purchase 285,715 shares of common stock and new unregistered Series A-2 common stock warrants (the “Series A-2 Warrants” and, together with the Series A-1 Warrants, the “New Warrants”) to purchase an aggregate of 285,715 shares of common stock, at an exercise price of $16.50 per share. The Series A-1 Warrants were immediately exercisable for a term of five years from the date of issuance, and the Series A-2 Warrants were immediately exercisable for a term of 18 months from the date that the Company’s registration statement on Form S-3 registering the shares issuable upon exercise of the New Warrants had been declared effective (November 22, 2024) by the SEC.  The New Warrants contain customary provisions for anti-dilution adjustments to the exercise price, including stock splits, stock dividends, rights offerings, and pro rata distributions.

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

Warrant Summary

The following table summarizes the total warrants outstanding at June 30, 2025, all of which are classified as equity:

	Issue	Exercise Price	Expiration	Outstanding as of December 31,	New		Outstanding as of June 30,
	Date	Per Share	Date	2024	Issuance	Exercised	2025
Placement agent warrants	July - Sept 2022	$45.00	July - Sept 2027	767	-	-	767
Placement agent warrants	Nov 2022	$15.00	Nov 2027	1,000	-	-	1,000
Representative warrants	Jan 2023	$90.00	Jan 2028	5,600	-	-	5,600
Placement agent warrants	July 2023	$32.81	Jan 2029	18,572	-	-	18,572
New Series A-1 warrants	Nov 2024	$16.50	Nov 2029	285,715	-	-	285,715
New Series A-2 warrants	Nov 2024	$16.50	May 2026	285,715	-	-	285,715
Placement agent warrants	Nov 2024	$20.625	Nov 2029	18,571	-	-	18,571
				615,940	-	-	615,940

Issuance of Restricted Common Stock

In October 2024, the Company engaged consultants to perform certain public and investor relations services and issued 50,000 shares of restricted common stock as partial consideration for such services. The Company issued 25,000 shares of fully vested, nonrefundable restricted common stock on October 9, 2024 and the remaining 25,000 shares of restricted common stock were issued on January 8, 2025. On June 29, 2025, the Company issued an additional 10,000 shares of fully vested, nonrefundable restricted common stock, in partial consideration of services performed.

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

Subject to certain adjustments, the maximum number of shares of common stock that initially could have been issued under the Initial Plan and 2022 Plan was initially 133,333 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan initially automatically increased on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 173,636. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 133,333 shares to 306,969 shares and to amend the “evergreen provision” such that the number of reserved shares of common stock available for issuance each year will be 20% of: (i) the shares of common stock outstanding at December 31; plus (ii) the shares of common stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31. As of June 30, 2025, 40,019 remained available for future issuance. All available shares may be utilized toward the grant of any award under the 2022 Plan.

Weighted average assumptions used in the Black-Scholes model are set forth below:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Risk-free interest rate	4.18% - 4.40%	4.09% - 4.83%
Dividend yield	-	-
Expected term (years)	5.27-5.31	5.27 - 5.31
Volatility	73.0% - 75.4%	76.4% - 77.7%

Activity under the Plans for the period from December 31, 2024 to June 30, 2025 is set forth below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	156,334	$13.20	8.35	$420,720
Granted	280,000	19.78	9.57	-
Exercised	(3,333)	9.60	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at June 30, 2025	433,001	$17.48	8.97	$190,834

Options vested and exercisable at June 30, 2025	150,218	$14.58	8.11	$165,989
Options vested and expected to vest as of June 30, 2025	433,001	$17.48	8.97	$190,834

The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $12.93. At June 30, 2025, the Company had $3.2 million of unrecognized equity-based compensation expense related to stock options, which will be recognized over the weighted average remaining requisite service period of 2.35 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total equity-based compensation expense and the allocation of equity-based compensation for the periods presented below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative	$505,018	$96,268	$781,847	$163,297
Research and development	87,626	96,852	359,562	192,554
Total equity-based compensation	$592,644	$193,120	$1,141,409	$355,851

Note 8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(3,667,287)	$(2,392,982)	$(7,512,667)	$(4,056,270)
Denominator:
Weighted average common shares outstanding	1,961,642	1,067,231	1,903,222	1,067,231
Net loss per common share, basic and diluted	$(1.87)	$(2.24)	$(3.95)	$(3.80)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	433,001	156,334
Warrants to purchase common stock	615,940	311,652
Total anti-dilutive common stock equivalents	1,048,941	467,986

Note 9. Subsequent Events

The Company has evaluated events that occurred through August 11, 2025, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the financial statements except for the transactions described below.

From July 1, 2025 through July 14, 2025, the Company sold 39,741 shares of its common stock through its at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $12.97 per share, resulting in total gross proceeds of approximately $516,000 and net proceeds of approximately $499,000.

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

There is a lack of approved anticoagulation therapies for certain conditions requiring chronic anticoagulation, such as patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib), patients with mechanical heart valves withconditions predisposing them to poor warfarin metabolism, and patients with left ventricular assist devices (LVADs). For patients with these conditions, treatment guidelines, and not FDA-approved labeling, recommend using a vitamin K antagonist (VKA) such as warfarin, despite warfarin’s acknowledged challenges in achieving sufficiently stable and reliable anticoagulation in these patients. Additionally, direct-acting oral anticoagulants (DOACs) like Eliquis and Xarelto have either not shown clinical benefits in these and certain other patient populations, or their efficacy and safety remain uncertain.

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

Accordingly, we are focusing on the development of tecarfarin for rare cardiovascular conditions where patients are unable to achieve sufficiently reliable chronic anticoagulation with warfarin, and where DOACs have either failed or their efficacy and safety remain unproven. These include patients with mechanical heart valves with conditions predisposing them to poor warfarin metabolism, patients with left ventricular assist devices (LVADs), and patients with end-stage kidney disease (ESKD) and atrial fibrillation (AFib), where the need for VKA-dependent chronic anticoagulation has been underscored by recent clinical studies. While warfarin-treated patients have fared better than DOAC-treated patients in comparative studies in certain of these cardiovascular conditions, the event rates in these studies remain unacceptably high and the quality of anticoagulation in warfarin-treated patients has repeatedly been shown to be sub-optimal – hence, there continues to be unmet medical needs surrounding the use of warfarin in these patients that are not addressed – or not addressable - by DOACs.

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

Recent Events

On August 5. 2025, we announced our clinical trial initiation plans for our lead late-stage drug candidate, tecarfarin, in patients with ESKD who are transitioning to dialysis. Enrollment is expected to begin later this year and will include patients with and without atrial fibrillation (AFib).

ATM Facility

During the six months ended June 30, 2025, we sold 186,294 shares of our common stock through our at-the-market (ATM) facility with H.C. Wainwright & Co., LLC (“H.C.W”). These sales were made at a weighted average price of $17.97 per share, resulting in total gross proceeds of approximately $3,348,000 and net proceeds of approximately $3,199,000.

From July 1, 2025 through July 14, 2025, we sold 39,741 shares of our common stock through our at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $12.97 per share, resulting in total gross proceeds of approximately $516,000 and net proceeds of approximately $499,000.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
General and administrative expenses	$2,656,392	$1,212,437	$1,443,955
Research and development expenses	1,077,498	1,253,711	(176,213)
Depreciation expense	401	470	(69)
Total operating expenses	3,734,291	2,466,618	1,267,673
Loss from operations	(3,734,291)	(2,466,618)	(1,267,673)
Other income
Interest and dividend income	67,004	73,636	(6,632)
Total other income	67,004	73,636	(6,632)
Net loss and comprehensive loss	$(3,667,287)	$(2,392,982)	$(1,274,305)

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 were $2.7 million and $1.2 million, respectively, representing an increase of approximately $1.4 million, or 119%. The increase is primarily attributed to a $0.6 million increase in expenses related to being a public company, a $0.4 million increase in stock-based compensation, a $0.2 million increase in annual Delaware franchise taxes, a $0.1 million increase in consulting expenses, and a $0.1 million increase in personnel-related expenses related to annual pay raises for management in January 2025.

Research and development expenses

Research and development expenses for the three months ended June 30, 2025, and 2024 were $1.1 million and $1.3 million, respectively, representing a decrease of $0.2 million, or 14%. The decrease is primarily attributed to a $0.3 million decrease in consulting expenses partially offset by a $0.1 million increase in expenses associated with chemistry, manufacturing, and controls (“CMC”).

Interest and dividend income

Interest and dividend income for the three months ended June 30, 2025, and 2024 were $0.1 million and $0.1 million, respectively. This represents the interest and dividend income earned from our investments in money market funds.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
General and administrative expenses	$4,910,970	$2,338,430	$2,572,540
Research and development expenses	2,745,379	1,882,736	862,643
Depreciation expense	5,918	1,067	4,851
Total operating expenses	7,662,267	4,222,233	3,440,034
Loss from operations	(7,662,267)	(4,222,233)	(3,440,034)
Other income
Interest and dividend income	149,600	165,963	(16,363)
Total other income	149,600	165,963	(16,363)
Net loss and comprehensive loss	$(7,512,667)	$(4,056,270)	$(3,456,397)

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 and 2024 were $4.9 million and $2.3 million, respectively, representing an increase of approximately $2.6 million, or 110%. The increase is primarily attributed to a $1.3 million increase in expenses related to being a public company, a $0.6 million increase in stock-based compensation, and a $0.2 million increase in personnel-related expenses as we hired a Chief Operating Officer in February 2024 and implemented annual pay raises for management in January 2025, a $0.2 million in increase in annual Delaware franchise taxes, and a $0.2 million increase in consulting expenses.

Research and development expenses

Research and development expenses for the six months ended June 30, 2025, and 2024 were $2.7 million and $1.9 million, respectively, representing an increase of $0.9 million, or 46%. The increase is primarily attributed to a $0.5 million increase in expenses associated with CMC, a $0.3 million increase in personnel-related expenses related to our prior Chief Medical Officer’s severance agreement entered into in February 2025, a $0.2 million increase in stock-based compensation, and a $0.1 million increase in clinical trial preparation costs. These increases were offset by a $0.3 million decrease in consulting expenses.

Interest and dividend income

Interest and dividend income for the six months ended June 30, 2025, and 2024 were $0.1 million and $0.2 million, respectively. This represents the interest and dividend income earned from our investments in money market funds.

Liquidity and Capital Resources

Since inception, we have incurred losses and utilized cash in operations. To date, we have funded our operations from the proceeds of the sale of convertible and promissory notes, our initial public offering completed in January 2023, our Private Placement completed in July 2023, our Warrant Inducement completed in November 2024, and the sale of common stock through our ATM facility. We recognized a net loss of $7.5 million for the six months ended June 30, 2025 which included $1.1 million of non-cash expenses. Cash used in operating activities for the six months ended June 30, 2025 totaled $7.7 million. As of August 11, 2025, we had cash and cash equivalents of approximately $5.0 million, which is expected to be sufficient to fund our operations for at least the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q, however, we will require additional funding to conduct any further clinical trials, including a Phase 3 clinical trial for tecarfarin.

Cash Flows

The following table summarizes our cash flow for the period presented:

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(7,674,557)	$(3,365,624)
Cash used in investing activities	(3,251)	-
Cash provided by financing activities	3,230,596	298
Net change in cash	(4,447,212)	(3,365,326)
Cash and cash equivalents, beginning of period	10,017,942	8,402,500
Cash and cash equivalents, end of period	$5,570,730	$5,037,174

Operating activities

During the six months ended June 30, 2025, cash used in operating activities was $7.7 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $6.4 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $1.3 million in cash primarily from a $0.6 million decrease in accounts payable, a $0.4 million decrease in accrued liabilities, and a $0.3 million increase in prepaid expenses.

During the six months ended June 30, 2024, cash used in operating activities was $3.4 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $3.7 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $0.3 million in cash primarily from a $0.6 million increase in accounts payable partially offset by a $0.2 million increase in deferred offering costs, and a $0.2 million increase in prepaid expenses.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities totaled $3.2 million from the use of our ATM facility and proceeds from the exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended June 30, 2025 and up to the date of the filing of this Quarterly Report on Form 10-Q in transactions that were not registered under the Securities Act other than as set forth below and as previously disclosed in our filings with the SEC.

On June 29, 2025, we issued 10,000 shares of restricted common stock to a consultant as partial compensation for services. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no officer or director of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as set forth below.

On May 9, 2025, each of Quang X. Pham and Matthew Szot, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, entered into written stock selling plans (the “10b5-1 Plans”) in accordance with Rule 10b5-1 of the Exchange Act and the Company’s Insider Trading Policy.

The 10b5-1 Plans entered into by Messrs. Pham and Szot allow for the sale of a maximum of 50,600 and 33,333 shares, respectively, of our common stock, over an approximate three and one-half month period subject to the terms and conditions of the 10b5-1 Plans, including specified minimum price and volume parameters. The term of Mr. Pham’s 10b5-1 Plan begins on August 13, 2025 through November 28, 2025. Mr. Szot’s 10b5-1 Plan begins on the third business day following the filing of this Quarterly Report and ends on November 30, 2025.

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

Cadrenal Therapeutics, Inc.
(Registrant)

Dated: August 11, 2025	/s/ Quang X. Pham
Quang X. Pham
Chairman of the Board and Chief Executive Officer

Dated: August 11, 2025	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial and Accounting Officer)