Form 10-Q
period 2025-09-30
Cadrenal Therapeutics, Inc.
filed 2025-11-10
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 2,075,845 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	September 30, 2025	December 31,
	(unaudited)	2024
Assets:
Current assets:
Cash and cash equivalents	$3,860,082	$10,017,942
Interest receivable	12,791	38,153
Prepaid expenses and other current assets	116,015	42,257
Deferred offering costs	90,838	14,445
Total current assets	4,079,726	10,112,797
Property, plant and equipment, net	5,729	6,944
Other assets	2,167	3,792
Total assets	$4,087,622	$10,123,533
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$614,127	$1,502,468
Accrued liabilities	738,548	1,181,490
Total current liabilities	1,352,675	2,683,958
Total liabilities	1,352,675	2,683,958
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,059,754 shares issued and outstanding as of September 30, 2025; 1,782,486 shares issued and outstanding as of December 31, 2024	2,059	1,782
Additional paid-in capital	38,654,043	33,160,576
Accumulated deficit	(35,921,155)	(25,722,783)
Total stockholders’ equity	2,734,947	7,439,575
Total liabilities and stockholders’ equity	$4,087,622	$10,123,533

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$2,044,937	$1,674,905	$6,955,907	$4,013,336
Research and development expenses	688,465	784,646	3,433,845	2,667,382
Depreciation expense	401	407	6,319	1,473
Total operating expenses	2,733,803	2,459,958	10,396,071	6,682,191
Loss from operations	(2,733,803)	(2,459,958)	(10,396,071)	(6,682,191)
Other income
Interest and dividend income	48,098	52,129	197,699	218,092
Total other income	48,098	52,129	197,699	218,092
Net loss and comprehensive loss	$(2,685,705)	$(2,407,829)	$(10,198,372)	$(6,464,099)

Net loss per common share, basic and diluted (1)	$(1.31)	$(2.18)	$(5.23)	$(5.24)
Weighted average number of common shares used in computing net loss per common share, basic and diluted (1)	2,044,033	1,104,005	1,950,703	1,234,672

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three months ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	2,007,113	$2,006	$37,532,357	$(33,235,450)	$4,298,913
Equity-based compensation - options	-	-	473,384	-	473,384
Proceeds from sale of common stock, net issuance costs of $35,628	50,434	51	632,302	-	632,353
Exercise of stock options	2,207	2	16,000	-	16,002
Net loss	-	-	-	(2,685,705)	(2,685,705)
Balance, September 30, 2025	2,059,754	$2,059	$38,654,043	$(35,921,155)	$2,734,947

For the nine months ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,782,486	$1,782	$33,160,576	$(25,722,783)	$7,439,575
Equity-based compensation - options	-	-	1,481,418	-	1,481,418
Issuance of common stock for consulting services	35,000	35	133,340	-	133,375
Proceeds from sale of common stock, net issuance costs of $184,647	236,728	237	3,830,714	-	3,830,951
Exercise of stock options	5,540	5	47,995	-	48,000
Net loss	-	-	-	(10,198,372)	(10,198,372)
Balance, September 30, 2025	2,059,754	$2,059	$38,654,043	$(35,921,155)	$2,734,947

For the three months ended September 30, 2024
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, June 30, 2024	1,067,231	$1,067	$23,118,872	$(19,127,685)	$3,992,254
Rounding of fractional shares from reverse stock split	(36)	-	-	-	-
Equity-based compensation - options	-	-	195,583	-	195,583
Issuance of common stock for consulting services	13,333	13	104,384	-	104,397
Proceeds from sale of common stock, net issuance costs of $107,831	154,144	154	1,527,792	-	1,527,946
Net loss	-	-	-	(2,407,829)	(2,407,829)
Balance, September 30, 2024	1,234,672	$1,234	$24,946,631	$(21,535,514)	$3,412,351

For the nine months ended September 30, 2024
	Common Stock (1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Equity
Balance, December 31, 2023	868,184	$868	$22,762,922	$(15,071,415)	$7,692,375
Issuance of common shares from exercise of pre-funded warrants	199,047	199	99	-	298
Rounding of fractional shares from reverse stock split	(36)	-	-	-	-
Equity-based compensation - options	-	-	551,434	-	551,434
Issuance of common stock for consulting services	13,333	13	104,384	-	104,397
Proceeds from sale of common stock, net issuance costs of $107,831	154,144	154	1,527,792	-	1,527,946
Net loss	-	-	-	(6,464,099)	(6,464,099)
Balance, September 30, 2024	1,234,672	$1,234	$24,946,631	$(21,535,514)	$3,412,351

(1)	All share and per share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on August 20, 2024. See Note 6, Stockholders’ Equity for additional information.

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,198,372)	$(6,464,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,319	1,473
Equity-based compensation	1,614,793	655,831
Non-cash lease expense	-	(317)
Changes in operating assets and liabilities:
Interest receivable	25,362	24,093
Prepaid expenses	(73,758)	(126,126)
Deferred offering costs	(76,393)	(116,884)
Other assets	1,624	-
Accounts payable	(888,341)	329,504
Accrued liabilities	(442,941)	129,681
Net cash used in operating activities	(10,031,707)	(5,566,844)
Cash flows used in investing activities:
Investment in property and equipment	(5,104)	-
Net cash used in investing activities	(5,104)	-
Cash flows from financing activities:
Proceeds from sale of common stock	4,015,598	1,635,777
Issuance costs from sale of common stock	(184,647)	(107,831)
Proceeds from exercise of warrants	-	298
Proceeds from exercise of stock options	48,000	-
Net cash provided by financing activities	3,878,951	1,528,244
Net change in cash and cash equivalents	(6,157,860)	(4,038,600)
Cash and cash equivalents – beginning of the period	10,017,942	8,402,500
Cash and cash equivalents – end of the period	$3,860,082	$4,363,900

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022, in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal Therapeutics, Inc. is a biopharmaceutical company that develops therapeutics for patients with certain cardiovascular conditions. Cadrenal is focused on developing novel differentiated products to address key gaps in currently available anticoagulation therapeutics. The Company’s lead product candidate is tecarfarin, a novel late-stage, reversible Vitamin K antagonist (a warfarin replacement) designed to prevent heart attacks, strokes, and deaths due to blood clots in patients requiring chronic anticoagulation. Tecarfarin is specifically designed to overcome metabolic factors that can make warfarin less reliable. Cadrenal has also recently acquired the assets of eXIthera Pharmaceuticals (“eXIthera”), including its proprietary portfolio of investigational intravenous (“IV”) and oral Factor XIa inhibitors. The lead asset in this additional portfolio is frunexian, a first-in-class, Phase 2-ready IV Factor XIa inhibitor designed for acute care settings where contact activation of coagulation by medical devices or artificial surfaces plays a significant role. Frunexian is the only IV FXIa inhibitor in clinical development targeting the acute/critical care hospital setting exclusively.

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

The Company’s accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, the statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025, and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Liquidity

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since its inception, the Company has incurred operating losses and negative cash flows from operations. For the nine months ended September 30, 2025, the Company had a net loss of $10.2 million, which included $1.6 million of non-cash expenses. Cash used in operations totaled $10.0 million. As of September 30, 2025, the Company had cash and cash equivalents of $3.9 million, net working capital of $2.7 million, and an accumulated deficit of $35.9 million.

The Company is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected obligations, management intends to raise additional funds through partnering, the sale of equity, and debt financings. However, there can be no assurance that the Company will be able to complete partnering transactions or financings on terms acceptable to the Company or at all. As a result, there is uncertainty in the Company’s ability to meet its current operating and capital expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the accompanying financial statements are issued. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Acquisitions that meet the definition of a business combination are accounted for under the acquisition method, which requires allocating the purchase price to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For asset acquisitions, a cost-accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development ("IPR&D”) asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) the Company must reasonably expect that it will use the asset acquired in an alternative manner and anticipate economic benefit from that alternative use, and (b) the Company’s use of the asset acquired is not contingent on the further development of the asset subsequent to the acquisition date (that is, the asset can be used in an alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed to research and development. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and net losses, the net deferred tax assets have been fully offset by a valuation allowance.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis, and the level of inputs used in such measurements by major security type are presented in the following table:

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$3,668,250	$-	$-	$3,668,250
Total financial assets	$3,668,250	$-	$-	$3,668,250

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$9,946,189	$-	$-	$9,946,189
Total financial assets	$9,946,189	$-	$-	$9,946,189

The carrying amounts of cash and cash equivalents, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$471,964	$966,575
Accrued research & development	48,203	-
Accrued consulting fees	-	162,606
Accrued professional fees	182,767	5,565
Other	35,614	46,744
Total accrued liabilities	$738,548	$1,181,490

Note 5. Asset Purchase Agreement

On September 12, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with eXIthera Pharmaceuticals (the “Seller”). Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the rights, title and interests in assets owned or held for use by it in connection with the compounds known as frunexian (EP-7041) and EP-7327 and certain other compounds including all intellectual property, regulatory filings, clinical and non-clinical data, market analyses, commercialization plans, all inventory related to the compounds and other rights. In addition, the Company acquired the exclusive license agreement (the “Haisco License Agreement”) with Sichuan Haisco Pharmaceutical Co., Ltd. (“Haisco”), which relates to the development and commercialization of frunexian in the People’s Republic of China. In consideration of the purchase of the assets, the Company paid $50,000 at closing. As additional consideration, the Asset Purchase Agreement provides for contingent milestone payments by the Company to the Seller upon achievement of development milestones in an amount not to exceed $15 million.

Development Milestones	Milestone payment
First Patient Dosed in Phase 2 Initiated with Frunexian or EP-7327	$500,000 per compound
First Patient Dosed in Phase 1 Initiated with EP-7327	$500,000 per compound
First Patient Dosed in Phase 3 Initiated with Frunexian or EP-7327	$1,000,000 per compound
FDA Approval of New Drug Application for Frunexian or EP-7327	$6,000,000 per compound

As additional consideration, the Company agreed to pay the Seller royalties equal to 2% of annual net sales of the pharmaceutical products containing any compounds that are subject to the Asset Purchase Agreement. In addition, the Company agreed to pay the Seller 50% of all royalties received by the Company from the Haisco Licensing Agreement following the potential future commercialization of frunexian by Haisco. The contingent milestone payments and royalty payments are payable in cash, common stock, or in any combination thereof at the Company’s discretion.

The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified in-process research and development asset, the frunexian asset, thus satisfying the requirements of the screen test in accordance with the criteria under ASC 805-10-55-5C. The assets acquired in the transaction were measured based on the fair value of the consideration paid of $50,000 plus direct transaction costs of $151,216, as the fair value of the consideration paid was more readily determinable than the fair value of the assets acquired. The following table summarizes the initial purchase price of the assets acquired:

In process research and development	$50,000
Transaction costs	151,216
Total	$201,216

All costs the Company incurred in connection with this Asset Purchase Agreement were recognized as research and development expenses in the Company’s statement of operations and comprehensive loss as these assets had no alternative future use at the time of the acquisition transaction. Due to the nature of the development, regulatory, and sales-based milestones, the contingent consideration was not included in the initial cost of assets purchased, as they are contingent upon events that are outside the Company’s control.

However, upon achievement or anticipated achievement of each milestone, the Company will recognize the related appropriate payment as additional research and development expense. Contingent consideration will not be recorded until it is probable that the milestone events will occur.

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

During the year ended December 31, 2024, the Company received notice of the exercise of all of the 199,047 Pre-Funded Warrants. As a result of the respective Pre-Funded Warrant exercises, the Company issued 199,047 shares of common stock. As of September 30, 2025, there are no Pre-Funded Warrants outstanding.

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

ATM Facility

During the nine months ended September 30, 2025, the Company sold 236,728 shares of its common stock through its at-the-market (ATM) facility. These sales were made at a weighted average price of $16.96 per share, resulting in total gross proceeds of $4,015,598 and net proceeds of $3,830,951.

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

Warrant Summary

The following table summarizes the total warrants outstanding at September 30, 2025, all of which are classified as equity:

				Outstanding			Outstanding
	Issue Date	Exercise Price Per Share	Expiration Date	as of December 31, 2024	New Issuance	Exercised	as of September 30, 2025
Placement agent warrants	July - Sept 2022	$45.00	July - Sept 2027	767	-	-	767
Placement agent warrants	Nov 2022	$15.00	Nov 2027	1,000	-	-	1,000
Representative warrants	Jan 2023	$90.00	Jan 2028	5,600	-	-	5,600
Placement agent warrants	July 2023	$32.81	Jan 2029	18,572	-	-	18,572
New Series A-1 warrants	Nov 2024	$16.50	Nov 2029	285,715	-	-	285,715
New Series A-2 warrants	Nov 2024	$16.50	May 2026	285,715	-	-	285,715
Placement agent warrants	Nov 2024	$20.625	Nov 2029	18,571	-	-	18,571
				615,940	-	-	615,940

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Initial Plan and 2022 Plan was initially 133,333 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan initially automatically increased on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 173,636. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 133,333 shares to 306,969 shares and to amend the “evergreen provision” such that the number of reserved shares of common stock available for issuance each year will be 20% of: (i) the shares of common stock outstanding at December 31; plus (ii) the shares of common stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31. As of September 30, 2025, 40,019 remained available for future issuance. All available shares may be utilized toward the grant of any award under the 2022 Plan.

The assumptions used in the Black-Scholes model are set forth below:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Risk-free interest rate	4.18% - 4.40%	4.09% - 4.83%
Dividend yield	-	-
Expected term (years)	5.27-5.31	5.27 - 5.31
Volatility	73.0% - 75.4%	76.4% - 77.7%

Activity under the Plans for the period from December 31, 2024 to September 30, 2025 is set forth below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	156,334	$13.20	8.35	$420,720
Granted	280,000	19.78	9.32	-
Exercised	(6,667)	9.60	-	-
Canceled/forfeited/expired	(3,334)	9.60	-	-
Outstanding at September 30, 2025	426,333	$17.61	8.75	$299,096

Options vested and exercisable at September 30, 2025	169,353	$15.41	8.11	$165,989
Options vested and expected to vest as of September 30, 2025	426,333	$17.61	8.75	$299,096

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $12.93. At September 30, 2025, the Company had $2.8 million of unrecognized equity-based compensation expense related to stock options, which will be recognized over the weighted average remaining requisite service period of 1.94 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total equity-based compensation expense and the allocation of equity-based compensation for the periods presented below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

General and administrative	$401,718	$202,066	$1,183,565	$365,368
Research and development	71,666	97,914	431,228	290,463
Total equity-based compensation	$473,384	$299,980	$1,614,793	$655,831

 Note 8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(2,685,705)	$(2,407,829)	$(10,198,372)	$(6,464,099)
Denominator:
Weighted average common shares outstanding	2,044,033	1,104,005	1,950,703	1,234,672
Net loss per common share, basic and diluted	$(1.31)	$(2.18)	$(5.23)	$(5.24)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	426,233	156,334
Warrants to purchase common stock	615,940	311,652
Total anti-dilutive common stock equivalents	1,042,173	467,986

Note 9. Leases, Commitments, and Contingencies

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

In October 2024, the Company amended its office space lease to extend the term by one additional year. In October 2025, the Company amended its office space lease to extend the term by one additional year. The lease agreement (as amended in October 2025) has a term that extends through October 31, 2026. Operating lease expenses were $6,656 and $6,472 for the three months ended September 30, 2025 and 2024, respectively. Operating lease expenses were $19,969 and $19,866 for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for the office lease was $19,969 and $19,866 for the nine months ended September 30, 2025 and 2024, respectively.

Future annual lease payments under non-cancellable operating leases as of September 30, 2025 were as follows:

2025	$2,219
Total lease payments	$2,219

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

Note 10. Subsequent Events

The Company has evaluated events that occurred through November 10, 2025, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the financial statements except for the transactions described below.

From October 1, 2025 through November 10, 2025, the Company sold 16,091 shares of its common stock through its at-the-market (ATM) facility. These sales were made at a weighted average price of $14.16 per share, resulting in total gross proceeds of approximately $227,772 and net proceeds of approximately $219,890.

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

Company Overview

The Company

Cadrenal is focused on developing novel differentiated products to address key gaps in currently available anticoagulation therapeutics. Our lead product candidate is tecarfarin, a novel late-stage, reversible Vitamin K antagonist (a warfarin replacement) designed to prevent heart attacks, strokes, and deaths due to blood clots in patients requiring chronic anticoagulation. Tecarfarin is specifically designed to overcome metabolic factors that can make warfarin less reliable. Cadrenal has also recently acquired the assets of eXIthera Pharmaceuticals (“eXIthera”), including its proprietary portfolio of investigational intravenous (“IV”) and oral Factor XIa inhibitors. The lead asset in this additional portfolio is frunexian, a first-in-class, Phase 2-ready IV Factor XIa inhibitor designed for acute care settings where contact activation of coagulation by medical devices or artificial surfaces plays a significant role. Frunexian is the only IV FXIa inhibitor in clinical development targeting the acute/critical care hospital setting exclusively.

Tecarfarin Historical Considerations

At the time the initial investigational new drug (“IND”) application for tecarfarin was filed by its founding sponsor, warfarin was the only marketed oral anticoagulant, and the strategy was to develop tecarfarin as an alternative vitamin K antagonist (“VKA”) with superior efficacy and safety over warfarin for a broad range of indications including atrial fibrillation (“AFib”), deep vein thrombosis (“DVT”), pulmonary embolism (“PE”), prevention of pulmonary embolism in patients with venous thrombosis, DVT prevention in patients undergoing certain surgical procedures, thrombosis prevention in patients with mechanical heart valves, and prevention of thrombotic complications in patients after a myocardial infarction (heart attack), among others.

While tecarfarin clinical trials were being conducted by the initial IND sponsor, the direct-acting oral anticoagulants (“DOACs”) were advancing through clinical trials and ultimately approved after demonstrating that they were non-inferior to warfarin in specific indications, including AFib in the general population, prevention of pulmonary embolism in patients with venous thrombus, and prevention of deep vein thrombosis in patients undergoing specific surgical procedures, among others. These DOAC clinical studies led to a change in the standard of care for a large percentage of the population that had previously been treated with warfarin, as well as for some of the same population initially targeted by the prior tecarfarin IND sponsor. The DOACs also did not require monthly blood testing and monitoring, thus more convenient for patients. Therefore, the original broad-label development plan for tecarfarin had to be re-evaluated and modified.

Accordingly, we have refocused the development of tecarfarin for orphan cardiovascular conditions where patients are unable to achieve sufficiently reliable chronic anticoagulation with warfarin, and where DOACs have either failed or their efficacy and safety remain unproven, including patients with end-stage kidney disease (“ESKD”) and AFib, and patients with left ventricular assist devices (“LVADs”). While warfarin-treated patients have fared better than DOAC-treated patients in comparative studies in certain of these cardiovascular conditions, the event rates in these studies remain unacceptably high. At the same time, the quality of anticoagulation in warfarin-treated patients in these high-risk circumstances is frequently sub-optimal, and, importantly, sub-optimal anticoagulation is strongly associated with much higher adverse event rates. Thus, there continues to be a need for more reliable anticoagulation than can be achieved with warfarin in patients who are not addressed—or even addressable—by DOACs.

Cadrenal is pursuing a pipeline-in-a-product approach with tecarfarin. Tecarfarin has orphan drug and fast-track designations from the United States Food and Drug Administration (“FDA”) for the prevention of systemic thromboembolism (blood clots) of cardiac origin in patients with ESKD and AFib. Tecarfarin also has an orphan drug designation from the FDA for the prevention of thrombosis and thromboembolism in patients with an implanted mechanical circulatory support device, which includes LVADs, a mechanical heart pump.

Tecarfarin has been evaluated in eleven (11) human clinical trials in over 1,000 individuals (269 patients were treated for at least six months, and 129 patients were treated for one year or more). In Phase 1, Phase 2, and Phase 2/3 clinical trials, tecarfarin has generally been well-tolerated in both healthy adult subjects and patients with chronic kidney disease (“CKD”). In the Phase 2/3 trial, EMBRACE-AC, the largest tecarfarin trial with 607 patients, including those with mechanical heart valves, only 1.6% of the blinded tecarfarin subjects suffered from major bleeding, and there were no thrombotic events.

Over the course of the year, the development strategy for tecarfarin has continued to evolve. We are focused on the two areas for which we already have orphan designation - LVAD and ESKD with AFib.  We have recently completed the manufacturing of tecarfarin drug product in accordance with current good manufacturing practices (cGMP) and are evaluating opportunities for additional Phase 2 trials that will provide important data to de-risk and streamline subsequent registration activities in both areas.  This evaluation is ongoing and may include advancing clinical trials in 2026 for stable LVAD patients currently treated with warfarin and/or dialysis patients currently treated with warfarin who would be switched to tecarfarin.

Recent Developments

On September 12, 2025, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with eXIthera Pharmaceuticals (“eXIthera”), to acquire its assets, including its proprietary portfolio of investigational IV and oral Factor XIa inhibitors, including the compounds known as frunexian (EP-7041) and EP-7327 and certain other compounds, as well as all intellectual property, regulatory filings (including two inactive Investigational New Drug Applications filed with the FDA), clinical and non-clinical data, Chemistry, Manufacturing, and Controls materials (“CMC”), drug substance inventory, books and records, and the exclusive license agreement (the “Haisco License Agreement”) with Sichuan Haisco Pharmaceutical Co., Ltd. (“Haisco”), which relates to development of eXIthera’s lead asset, frunexian, in the Chinese market (collectively, the “Assets”). The transactions contemplated by the Asset Purchase Agreement were consummated on September 12, 2025 (the “Closing”).

The Purchase Price for the Assets consists of (i) $50,000 of transaction closing costs, (ii) the assumption of specific assumed liabilities related to post-closing obligations arising from the Haisco License Agreement, (iii) certain milestone payments, and (iv) royalty payments. We have agreed to pay milestone payments to eXIthera in the aggregate amount of up to $15 million, payable in cash or in our common stock in our sole discretion, upon the achievement of the following clinical and regulatory milestone events:

●	$500,000 upon the occurrence of the first patient dosed in first Phase 2 study initiated after the Closing with respect to frunexian or an Other IV Compound (as such term is defined in the Asset Purchase Agreement);

●	$500,000 upon the occurrence of the first patient dosed in first Phase 1 study initiated after the Closing with respect to EP-7327 or an Other Oral Compound (as such term is defined in the Asset Purchase Agreement);

●	$1,000,000 upon the occurrence of the first patient dosed in first Phase 3 study initiated after the Closing with respect to frunexian or an Other IV Compound;

●	$1,000,000 upon the occurrence of the first patient dosed in first Phase 3 study initiated after the Closing with respect to EP-7327 or an Other Oral Compound);

●	$6,000,000 on the date the FDA grants approval of a New Drug Application (“NDA”) for frunexian or an Other IV Compound;

●	$6,000,000 on the date the FDA grants approval of an NDA for EP-7327 or an Other Oral Compound.

The royalties due to eXIthera by us shall be calculated as follows: 2% of annual net sales of pharmaceutical products containing any of the compounds that are the subject of the Asset Purchase Agreement which are covered by a valid patent, payable from the first commercial sale of a product in each country until the later of: (a) expiration of the last-to-expire valid patent claim that would be infringed by the commercialization in that country, (b) expiration of regulatory exclusivity in that country (including when generic competition occurs), or (c) ten years from the first commercial sale of the product in that country. Additionally, we will pay eXIthera 50% of all royalties actually received by us from Haisco under the existing Haisco License Agreement following the potential future commercialization of frunexian by Haisco.

The Factor XIa inhibitors are the latest and most exciting class of broad-use anticoagulants currently under development around the world. The eXIthera acquisition significantly enhances our pipeline, adding product candidates that address large and underserved segments of the current $38 billion global anticoagulation market. Frunexian is a first-in-class, Phase 2-ready IV Factor XIa inhibitor designed for acute care settings where contact activation of coagulation by medical devices or artificial surfaces plays a significant role, such as cardiopulmonary bypass, catheter thrombosis, and other blood-contacting implanted devices or artificial surfaces. The acquisition also includes EP-7327, an oral Factor XIa inhibitor, for the prevention and treatment of major thrombotic conditions.

These newly acquired small molecules are mechanism-based inhibitors, which bind to Factor XIa and inhibit enzyme activity. As a result, the product candidates are highly potent, which can be an advantage for a target like Factor XIa that requires a high degree of target engagement for efficacy. Unlike other IV small molecules under development, it is the only one specifically targeting the acute/critical care hospital setting. All other agents, whether small molecules or antibodies, are targeting chronic indications. Moreover, the non-small molecule inhibitors are not suited to acute use because of their pharmacodynamics. At present, only frunexian has the potential to replace heparin and other IV-delivered anticoagulants in select acute care hospital settings, with the potential to provide substantial cost savings to the US healthcare system. While the current standard of care for cardiac surgery is heparin, the high doses of heparin used for cardiopulmonary bypass have their own substantial risk of bleeding complications, especially with repeat cardiac surgical procedures.

ATM Facility

During the nine months ended September 30, 2025, we sold 236,728 shares of common stock through our at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $16.96 per share, resulting in total gross proceeds of approximately $4,015,598 and net proceeds of approximately $3,830,951.

From October 1, 2025 through November 10, 2025, we sold 16,091 shares of common stock through our at-the-market (ATM) facility. These sales were made at a weighted average price of $14.16 per share, resulting in total gross proceeds of approximately $227,772 and net proceeds of approximately $219,890.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
General and administrative expenses	$2,044,937	$1,674,905	$370,032	22%
Research and development expenses	688,465	784,646	(96,181)	(12)%
Depreciation expense	401	407	(6)	(1)%
Total operating expenses	2,733,803	2,459,958	273,845	11%
Loss from operations	(2,733,803)	(2,459,958)	(273,845)	11%
Other income
Interest and dividend income	48,098	52,129	(4,031)	(8)%
Total other income	48,098	52,129	(4,031)	(8)%
Net loss and comprehensive loss	$(2,685,705)	$(2,407,829)	$(277,876)	3%

General and administrative expenses

General and administrative expenses were $2.0 million for the three months ended September 30, 2025, compared to $1.7 million for the three months ended September 30, 2024, an increase of approximately $0.4 million, or 22%. The increase was primarily driven by a $0.3 million increase in expenses related to being a public company, $0.2 million increase in stock-based compensation, and a $0.1 million increase in consulting expenses. These increases were partially offset by a $0.1 million decrease in patent expenses, $0.1 million decrease in personal-related expenses, and a $0.1 million decrease in other expenses.

Research and development expenses

Research and development expenses were $0.7 million for the three months ended September 30, 2025, compared to $0.8 million for the three months ended September 30, 2024, respectively, a decrease of $0.1 million, or 12%. The decrease was primarily attributable to a $0.3 million reduction in consulting expenses, partially offset by a $0.2 million increase in transaction-related expenses associated with the Asset Purchase Agreement completed in September 2025, which was expensed as in-process research and development (IPR&D). We anticipate research and development expenses to increase when we commence clinical trials.

Interest and dividend income

Interest and dividend income for the three months ended September 30, 2025, and 2024 were $0.1 million and $0.1 million, respectively. This income represents the interest and dividends earned from our investments in money market funds.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025, and 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
General and administrative expenses	$6,955,907	$4,013,336	$2,942,571	73%
Research and development expenses	3,433,845	2,667,382	766,463	29%
Depreciation expense	6,319	1,473	4,846	329%
Total operating expenses	10,396,071	6,682,191	3,713,880	56%
Loss from operations	(10,396,071)	(6,682,191)	(3,713,880)	56%
Other income
Interest and dividend income	197,699	218,092	(20,393)	(9)%
Total other income	197,699	218,092	(20,393)	(9)%
Net loss and comprehensive loss	$(10,198,372)	$(6,464,099)	$(3,734,273)	46%

General and administrative expenses

General and administrative expenses were $7.0 million for the nine months ended September 30, 2025, compared to $4.0 million for the nine months ended September 30, 2024, an increase of approximately $3.0 million, or 73%. The increase was primarily attributable to a $1.5 million increase in expenses related to being a public company, a $0.8 million increase in stock-based compensation, a $0.3 million increase in consulting expenses, and a $0.1 million increase in personnel-related expenses.

Research and development expenses

Research and development expenses were $3.4 million for the nine months ended September 30, 2025, compared to $2.7 million for the nine months ended September 30, 2024, an increase of $0.7 million, or 29%. The increase was primarily attributable to a $0.5 million increase in chemistry, manufacturing, and controls (“CMC”) expenses , a $0.3 million increase in personnel-related costs, primarily associated with our former Chief Medical Officer’s severance agreement entered into in February 2025, $0.2 million increase in transaction-related expenses associated with the Asset Purchase Agreement completed in September 2025, which was expensed as in-process research and development (IPR&D), a $0.1 million increase in stock-based compensation, and a $0.1 million increase in clinical trial preparation costs. These increases were partially offset by a $0.5 million decrease in consulting expenses. We anticipate research and development expenses to increase when we commence clinical trials.

Interest and dividend income

Interest and dividend income for the nine months ended September 30, 2025, and 2024 were $0.1 million and $0.2 million, respectively. This represents the interest and dividends earned from our investments in money market funds.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and used cash in operating activities as we continue to advance our development programs. To date, we have funded our operations primarily through the issuance of convertible and promissory notes, our initial public offering completed in January 2023, a private placement completed in July 2023, the warrant inducement transaction completed in November 2024, and the sale of common stock through our at-the-market (“ATM”) facility.

For the nine months ended September 30, 2025, we reported a net loss of $10.2 million, which included $1.6 million of non-cash expenses, and cash used in operating activities of $10.0 million. We expect to continue to incur operating losses and negative cash flows for the foreseeable future as we advance our clinical and regulatory activities. Based on our current operating plan, we believe that our existing cash resources will not be sufficient to fund our operating and capital requirements for the next 12 months. To meet anticipated funding needs, we plan to seek additional capital through strategic partnerships, equity offerings, and/or debt financings. However, there can be no assurance that additional funding will be available on acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern for at least one year following the issuance of the accompanying financial statements. If we are unable to obtain additional financing, we may be required to delay or reduce the scope of our development programs, implement cost-saving measures, or cease operations entirely. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(10,031,707)	$(5,566,844)
Cash used in investing activities	(5,104)	-
Cash provided by financing activities	3,878,951	1,528,244
Net change in cash	(6,157,860)	(4,038,600)
Cash and cash equivalents, beginning of period	10,017,942	8,402,500
Cash and cash equivalents, end of period	$3,860,082	$4,363,900

Operating activities

During the nine months ended September 30, 2025, cash used in operating activities was $10.0 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $8.6 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $1.4 million in cash primarily from a $0.9 million decrease in accounts payable, a $0.4 million decrease in accrued liabilities, and a $0.1 million increase in deferred offering costs.

During the nine months ended September 30, 2024, cash used in operating activities was $5.6 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $5.8 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, provided $0.2 million in cash primarily from a $0.3 million increase in accounts payable, a $0.1 million increase in accrued liabilities partially offset by a $0.1 million increase in deferred offering costs, and a $0.1 million increase in prepaid expenses.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities totaled $3.9 million from the use of our ATM facility and proceeds from the exercise of stock options.

During the nine months ended September 30, 2024, net cash provided by financing activities totaled $1.5 million. During the period, we utilized our ATM facility, which generated proceeds of $1.5 million, net of fees.

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

Acquisitions

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For asset acquisitions, a cost-accumulation model is used to determine the acquisition cost. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development (“IPR&D”) asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) we must reasonably expect that we will use the asset acquired in the alternative manner and anticipate economic benefit from that alternative use, and (b) our use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed to research and development. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of approximately $35.9 million as of September 30, 2025 and a net loss of approximately $10.2 million for the nine months ended September 30, 2025. We expect to incur significant expenses and continued losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for the next twelve months. We will require additional financing as we continue to execute our business strategy, including the need for additional funds for the commencement of our planned clinical trials. Our unaudited financial statement for the nine months ended September 30, 2025, were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with the commencement of our planned clinical trials. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our unaudited financial statements for the quarter ended September 30, 2025 contain an explanatory paragraph with respect to this uncertainty. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. In order to meet our expected obligations, we intend to raise additional funds through partnering and equity and debt financings or a combination of these potential sources of liquidity. There can be no assurance that funding will be available on acceptable terms, on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through partnering, such as collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned clinical trials. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

The shutdown of the U.S. federal government may adversely affect our business.

A prolonged or recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. We continue to monitor developments and adjust our regulatory strategies accordingly, but there can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the United States are operating under a federal government shutdown due to the expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, hinder regulatory guidance, delay the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications, New Drug Applications (NDAs), and Biologics License Applications (BLAs). These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

If the current U.S. federal government shutdown is prolonged or if the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the new administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Complying with any new legislation and regulatory requirements could be time-intensive and expensive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2025 and up to the date of the filing of this Quarterly Report on Form 10-Q in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no officer or director of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, other than as set forth below.

On September 23, 2025, Quang X. Pham, the Chief Executive Officer of the Company, entered into a written stock selling plan in accordance with Rule 10b5-1 of the Exchange Act and the Company’s Insider Trading Policy, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “ Pham 10b5-1 Plan”). The Pham 10b5-1 Plan allows for the sale of a maximum of 154,571 shares of our common stock (less such number of shares of common stock that are sold pursuant to the written stock selling plan in accordance with Rule 10b5-1 that was entered into by Mr. Pham on May 9, 2025, subsequent to September 23, 2025 until the date such prior plan terminates), over an approximate nine month period subject to the terms and conditions of the Pham 10b5-1 Plan, including specified minimum price and volume parameters. The term of the Pham 10b5-1 Plan begins on December 23, 2025 and terminates on September 30, 2026.

On September 18, 2025, Matthew Szot, the Chief Financial Officer of the Company, entered into a written stock selling plan in accordance with Rule 10b5-1 of the Exchange Act and the Company’s Insider Trading Policy, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Szot 10b5-1 Plan”). The maximum number of shares available to be sold under the Szot 10b5-1 Plan will be equal to 100% of all unsold shares (not to exceed 9,933 shares) of common stock from the written stock selling plan entered into by Mr. Szot on May 9, 2025 (the “Prior Szot 10b5-1 Plan”) on the date when such Prior Szot 10b5-1 Plan terminates, over an approximate six and one-half month period subject to the terms and conditions of the Szot 10b5-1 Plan, including specified minimum price and volume parameters, in accordance with Rule 10b5-1. The term of the Szot 10b5-1 Plan begins on December 18, 2025 and terminates on June 30, 2026.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2024)
10.1	Purchase Agreement between Cadrenal Therapeutics, Inc. and eXIthera Pharmaceuticals, Inc. (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2025)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadrenal Therapeutics, Inc.
(Registrant)

Dated: November 10, 2025	/s/ Quang X. Pham
Quang X. Pham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2025	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial and Accounting Officer)

