Form 10-Q
period 2026-03-31
Cadrenal Therapeutics, Inc.
filed 2026-05-07
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 2,868,247 outstanding shares of common stock (which does not include 210,000 shares of common stock held in abeyance), par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	March 31, 2026	December 31,
	(unaudited)	2025
Assets:
Current assets:
Cash and cash equivalents	$2,308,137	$4,007,789
Interest receivable	5,466	5,096
Prepaid expenses and other current assets	428,071	200,140
Deferred offering costs	113,607	106,342
Total current assets	2,855,281	4,319,367
Property, plant and equipment, net	4,619	5,174
Other assets	2,167	2,167
Total assets	$2,862,067	$4,326,708
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$824,809	$650,663
Accrued liabilities	240,143	937,319
Total current liabilities	1,064,952	1,587,982
Total liabilities	1,064,952	1,587,982
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,506,817 shares issued and outstanding as of March 31, 2026; 2,338,127 shares issued and outstanding as of December 31, 2025	2,507	2,338
Additional paid-in capital	43,251,293	41,696,533
Accumulated deficit	(41,456,685)	(38,960,145)
Total stockholders’ equity	1,797,115	2,738,726
Total liabilities and stockholders’ equity	$2,862,067	$4,326,708

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$1,742,315	$2,254,577
Research and development expenses	771,508	1,667,882
Depreciation expense	555	5,517
Total operating expenses	2,514,378	3,927,976
Loss from operations	(2,514,378)	(3,927,976)
Other income
Interest and dividend income	17,838	82,596
Total other income	17,838	82,596
Net loss and comprehensive loss	$(2,496,540)	$(3,845,380)

Net loss per common share, basic and diluted	$(1.04)	$(2.09)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	2,407,665	1,844,072

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three months ended March 31, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	2,338,127	$2,338	$41,696,533	$(38,960,145)	$2,738,726
Equity-based compensation - options	-	-	252,364	-	252,364
Proceeds from sale of common stock under the ATM, net of issuance costs of $63,970	168,690	169	1,302,396	-	1,302,565
Net loss	-	-	-	(2,496,540)	(2,496,540)
Balance, March 31, 2026	2,506,817	$2,507	$43,251,293	$(41,456,685)	$1,797,115

For the three months ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,782,486	$1,782	$33,160,576	$(25,722,783)	$7,439,575
Equity-based compensation - options	-	-	518,890	-	518,890
Issuance of common stock for consulting services	25,000	25	29,850	-	29,875
Proceeds from sale of common stock under the ATM, net issuance costs of $85,335	102,246	102	1,970,034	-	1,970,136
Net loss	-	-	-	(3,845,380)	(3,845,380)
Balance, March 31, 2025	1,909,732	$1,909	$35,679,350	$(29,568,163)	$6,113,096

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(2,496,540)	$(3,845,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	555	5,517
Equity-based compensation	252,364	548,765
Changes in operating assets and liabilities:
Interest receivable	(370)	13,489
Prepaid expenses	(227,931)	(533,348)
Deferred offering costs	(7,265)	5,994
Accounts payable	174,146	(224,066)
Accrued liabilities	(697,176)	(619,726)
Net cash used in operating activities	(3,002,217)	(4,648,755)
Cash flows used in investing activities:
Investment in property and equipment	-	(3,251)
Net cash used in investing activities	-	(3,251)
Cash flows from financing activities:
Proceeds from sale of common stock under ATM	1,366,535	2,055,471
Issuance costs for sale of common stock under ATM	(63,970)	(85,335)
Net cash provided by financing activities	1,302,565	1,970,136
Net change in cash and cash equivalents	(1,699,652)	(2,681,870)
Cash and cash equivalents – beginning of the period	4,007,789	10,017,942
Cash and cash equivalents – end of the period	$2,308,137	$7,336,072

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022, in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal is a late-stage biopharmaceutical company advancing novel therapies for life-threatening immune and thrombotic conditions. Its lead program, CAD-1005, is a first-in-class 12-lipoxygenase (“12-LOX”) inhibitor for the treatment of heparin-induced thrombocytopenia (“HIT”), a deadly immune-mediated thrombotic disorder. CAD-1005 has received Orphan Drug and Fast Track designations from the U.S. Food and Drug Administration, and orphan drug status from the European Medicines Agency. Second-generation 12-LOX oral therapeutics are also under development for chronic conditions.

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

The Company’s accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, the statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

Liquidity

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since its inception, the Company has incurred operating losses and negative cash flows from operations. For the three months ended March 31, 2026, the Company had a net loss of $2.5 million, which included $0.3 million of non-cash expenses. Cash used in operations totaled $3.0 million. As of March 31, 2026, the Company had cash and cash equivalents of $2.3 million, net working capital of $1.8 million, and an accumulated deficit of $41.5 million.

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

The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based payment awards, including the option’s expected term and the price volatility of the underlying stock. The Company estimates the fair value of options granted by using the Black-Scholes model with the following assumptions:

●	Expected Volatility—The Company estimated volatility for option grants by evaluating the historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

●	Expected Term—The expected term of the Company’s options represents the period that the stock-based payment awards are expected to be outstanding. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

●	Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury securities with maturities consistent with the expected term of the stock option awards.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU aims to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the ASU was subsequently amended by ASU 2025-01 to clarify the effective date by which all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis, and the level of inputs used in such measurements by major security type are presented in the following table:

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$2,069,529	$-	$-	$2,069,529
Total financial assets	$2,069,529	$-	$-	$2,069,529

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value

Financial Assets:
Money market funds	$1,702,062	$-	$-	$1,702,062
Total financial assets	$1,702,062	$-	$-	$1,702,062

The carrying amounts of cash and cash equivalents, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$-	$733,196
Accrued research and development	80,330	34,582
Accrued professional fees	76,286	130,770
Other	83,527	38,771
Total accrued liabilities	$240,143	$937,319

Note 5. Asset Purchase Agreement

eXIthera Pharmaceuticals, Inc.

On September 12, 2025, the Company entered into an Asset Purchase Agreement (the “eXIthera APA”) with eXIthera Pharmaceuticals (“eXIthera”). Pursuant to the terms of the eXIthera APA, the Company acquired all of the rights, title and interests in assets owned or held for use by it in connection with the compounds known as frunexian (EP-7041) and EP-7327 and certain other compounds including all intellectual property, regulatory filings, clinical and non-clinical data, market analyses, commercialization plans, all inventory related to the compounds and other rights. In addition, the Company acquired the exclusive license agreement (the “Haisco License Agreement”) with Sichuan Haisco Pharmaceutical Co., Ltd. (“Haisco”), which relates to the development and commercialization of frunexian in the People’s Republic of China. In consideration of the purchase of the assets, the Company paid $50,000 at closing. As additional consideration, the eXIthera APA provides for contingent milestone payments by the Company to eXIthera upon achievement of development milestones in an amount not to exceed $15 million.

Development Milestones	Milestone payment
First Patient Dosed in Phase 2 Initiated with Frunexian or EP-7327	$500,000 per compound
First Patient Dosed in Phase 1 Initiated with EP-7327	$500,000 per compound
First Patient Dosed in Phase 3 Initiated with Frunexian or EP-7327	$1,000,000 per compound
FDA Approval of New Drug Application for Frunexian or EP-7327	$6,000,000 per compound

As additional consideration, the Company agreed to pay the eXIthera royalties equal to 2% of annual net sales of the pharmaceutical products containing any compounds that are subject to the eXIthera APA. In addition, the Company agreed to pay eXIthera 50% of all royalties received by the Company from the Haisco Licensing Agreement following the potential future commercialization of frunexian by Haisco. The contingent milestone payments and royalty payments are payable in cash, common stock, or in any combination thereof at the Company’s discretion.

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

All costs the Company incurred in connection with the eXIthera APA were recognized as research and development expenses in the Company’s statements of operations and comprehensive loss as these assets had no alternative future use at the time of the acquisition transaction. Due to the nature of the development, regulatory, and sales-based milestones, the contingent consideration was not included in the initial cost of assets purchased, as they are contingent upon events that are outside the Company’s control.

However, upon achievement or anticipated achievement of each milestone, the Company will recognize the related appropriate payment as additional research and development expense. Contingent consideration will not be recorded until it is probable that the milestone events will occur.

Veralox Therapeutics Inc.

On December 10, 2025, the Company entered into an Asset Purchase Agreement (the “Veralox APA”) with Veralox Therapeutics, Inc. (“Veralox”). Pursuant to the terms of the Veralox APA, the Company acquired all of the rights, title and interests in assets owned or held for use by it in connection with the compound known as CAD-1005 (“CAD-1005”), and all back-up and follow-on compounds, including the CAD-2000 series (the “Compounds”), including, without limitation, all intellectual property related to the Compounds, all inventory related to the Compounds, certain contracts including a license agreement, all Permits and other Governmental Authorizations and Books and Records (as such terms are defined in the Veralox APA), free and clear of any liens. In consideration of the purchase of the assets, the Company paid $200,000 at closing and assumed certain liabilities (as defined in the Veralox APA). As additional consideration, the Veralox APA provides for contingent milestone payments upon achievement of development milestones in an amount not to exceed $15 million.

Development Milestones	Milestone payment
First Patient Dosed in the First Clinical Trial with CAD-1005	$2,000,000
First regulatory filing approval to market a pharmaceutical product for human use containing a Compound that is covered by a patent owned or licensed by Veralox (the “Product”) in the United States	$8,000,000
First regulatory filing approval to market a Product outside the United States	$2,000,000
Regulatory filing approval to market a Product for a subsequent indication in the United States	$2,000,000
Regulatory filing approval to market a Product for a subsequent indication outside the United States	$1,000,000

As additional consideration, the Company agreed to pay Veralox royalties equal to 5% of annual net sales of each product containing any of the compounds that are the subject to the Veralox APA. The contingent milestone payments and royalty payments are payable in cash, common stock, or in any combination thereof at the Company’s discretion.

The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified in-process research and development asset, the CAD-1005 compound asset, thus satisfying the requirements of the screen test in accordance with the criteria under ASC 805-10-55-5C. The assets acquired in the transaction were measured based on the fair value of the consideration paid of $200,000 plus direct transaction costs of $131,797, as the fair value of the consideration paid was more readily determinable than the fair value of the assets acquired. The following table summarizes the initial purchase price of the assets acquired:

In process research and development	$200,000
Transaction costs	131,797
Total	$331,797

All costs the Company incurred in connection with the Veralox APA were recognized as research and development expenses in the Company’s statements of operations and comprehensive loss as these assets had no alternative future use at the time they were acquired. Due to the nature of the development, regulatory, and sales-based milestones, the contingent consideration was not included in the initial cost of assets purchased, as they are contingent upon events that are outside the Company’s control.

However, upon achievement or anticipated achievement of each milestone, the Company will recognize the related appropriate payment as additional research and development expense. Contingent consideration will not be recorded until it is probable that the milestone events will occur.

In addition, the Company acquired the assignment of an amended and restated exclusive license agreement (the “Old Dominion License Agreement”) between Veralox and Old Dominion University, as successor in interest to Eastern Virgina Medical School (the “Licensor”), pursuant to which the Licensor granted Veralox an exclusive worldwide license under the EVMS Patent Rights related to the development and commercialization of 4-((2-Hydroxy-3-MethoxyBenzyl)Amino) Benzenesulfonamide Derivatives as 12-LOX Inhibitors (collectively the “Assets”). Pursuant to the Old Dominion License Agreement, the Company will pay Licensor milestone payments in the aggregate amount of $300,000 upon regulatory approval to market a Licensed Product (as such term is defined in the Old Dominion License Agreement) in: (i) Japan or the European Union; and (ii) the United States, provided, however that irrespective of whether such milestones are met, such milestone payments will be due in 2031 and 2032, respectively. Additionally, the Company will pay to Licensor royalties of 2% on worldwide net sales of a Licensed Product or Licensed Service (as such term is defined in the Old Dominion License Agreement) less than or equal to $200,000,000 and royalties of 3% on worldwide sales greater than $200,000,000. Regardless of the commercialization status of any Licensed Product or Licensed Service, the Old Dominion License Agreement requires a minimum annual royalty payment to be paid to Licensor within (30) days of May 1st of each year beginning May 1, 2025, ranging between $10,000 and $50,000 per year. Such annual royalty payments have been waived by Licensor for fiscal years 2026, 2027 and 2028, with the first payment to be made by the Company due May 1, 2029. As of March 31, 2026 and December 31, 2025, these milestones are not deemed probable, and therefore, no liability has been recognized.

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

2025 Direct Registered Offering

On December 15, 2025, the Company entered into a securities purchase agreement with certain investors. The agreement provided for the sale and issuance by the Company of an aggregate of: (i) in a registered direct offering, 207,374 shares (the “2025 Shares”) of the Company’s common stock (the “2025 Common Stock”), and, (ii) in a concurrent private placement, unregistered warrants (the “2025 Common Warrants”) to purchase up to 414,748 shares of Common Stock (collectively, the “December 2025 Offering”).

The offering price was $10.85 per 2025 Share. The December 2025 Offering closed on December 16, 2025. The Company received gross proceeds of approximately $2.2 million.

The 2025 Common Warrants have an exercise price of $10.60 per share. The shares of common stock issuable upon the exercise of the 2025 Common Warrants are referred to as the “2025 Common Warrant Shares.” The 2025 Common Warrants are exercisable immediately upon issuance and will expire two years following the effective date of the registration statement registering the resale of the 2025 Common Warrant Shares. The registration statement on Form S-1 went effective on December 31, 2025.

H.C. Wainwright & Co., LLC (“H.C.W.”) acted as the placement agent for the Company in connection with the December 2025 Offering, and as part of its compensation, the Company issued to designees of H.C.W. placement agent warrants (the “Placement Agent Warrants”) to purchase up to 13,479 shares of common stock at an exercise price of $13.5625. The Placement Agent Warrants expire on December 31, 2027, and contain customary provisions for anti-dilution adjustments to the exercise price, including for stock splits, stock dividends, rights offerings, and pro rata distributions.

The 2025 Common Warrants and Placement Agent Warrants were classified as equity, and the offering costs were recorded as a debit to additional paid-in capital.

ATM Facility

During the three months ended March 31, 2026, the Company sold 168,690 shares of its common stock through its at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $8.10 per share, resulting in total gross proceeds of $1,366,536 and net proceeds of $1,302,565.

Warrant Summary

The following table summarizes the total warrants outstanding at March 31, 2026, all of which are classified as equity:

				Outstanding as of			Outstanding as of
	Issue Date	Exercise Price Per Share	Expiration Date	December 31, 2025	New Issuance	Exercised	March 31, 2026
Placement agent warrants	July - Sept 2022	$45.00	July - Sept 2027	767	-	-	767
Placement agent warrants	Nov 2022	$15.00	Nov 2027	1,000	-	-	1,000
Representative warrants	Jan 2023	$90.00	Jan 2028	5,600	-	-	5,600
Placement agent warrants	July 2023	$32.81	Jan 2029	18,572	-	-	18,572
New Series A-1 warrants	Nov 2024	$16.50	Nov 2029	285,715	-	-	285,715
New Series A-2 warrants	Nov 2024	$16.50	May 2026	285,715	-	-	285,715
Placement agent warrants	Nov 2024	$20.625	Nov 2029	18,571	-	-	18,571
Investor Warrants 2025	Dec 2025	$10.60	Dec 2027	414,748		-	414,748
Placement agent warrants	Dec 2025	$13.5625	Dec 2027	13,479		-	13,479
				1,044,167	-	-	1,044,167

Note 7. Equity-Based Compensation

The Company adopted the Cadrenal Therapeutics, Inc. 2022 Equity Incentive Plan (the “Initial Plan”), on July 11, 2022, which was later amended and restated on October 16, 2022. On October 16, 2022, the Board adopted and the Company’s stockholders approved the Cadrenal Therapeutics, Inc. 2022 Successor Equity Incentive Plan (the “2022 Plan”), which is a successor to and continuation of the Initial Plan and became effective on January 19, 2023. Upon the effectiveness of the 2022 Plan, it replaced the Initial Plan, except with respect to awards outstanding under the Initial Plan, and no further awards will be available for grant under the Initial Plan.

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Initial Plan and 2022 Plan was initially 133,333 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan initially automatically increased on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 173,636. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 133,333 shares to 306,969 shares and to amend the “evergreen provision” such that the number of reserved shares of common stock available for issuance each year will be 20% of: (i) the shares of common stock outstanding at December 31; plus (ii) the shares of common stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31. As of March 31, 2026, 264,587 shares remained available for future issuance. All available shares may be utilized toward the grant of any award under the 2022 Plan.

There were no options granted during the three months ended March 31, 2026. The assumptions used in the Black-Scholes model are set forth below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Risk-free interest rate	-	4.18% - 4.40%
Dividend yield	-	-
Expected term (years)	-	5.27 - 5.31
Volatility	-	73.0% - 75.4%

Activity under the Plans for the period from December 31, 2025 to March 31, 2026 is set forth below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	403,000	$17.41	8.51	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at March 31, 2026	403,000	$17.41	8.26	$-

Options vested and exercisable at March 31, 2026	225,222	$16.48	7.89	$-
Options vested and expected to vest as of March 31, 2026	403,000	$17.41	8.26	$-

The weighted average grant date fair value of options granted during the year ended December 31, 2025 was $12.80. At March 31, 2026, the Company had $2.1 million of unrecognized equity-based compensation expense related to stock options, which will be recognized over the weighted average remaining requisite service period of 1.70 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total equity-based compensation expense and the allocation of equity-based compensation for the periods presented below were as follows:

	Three Months Ended March 31,
	2026	2025

General and administrative	$204,348	$276,830
Research and development	48,016	271,935
Total equity-based compensation	$252,364	$548,765

Note 8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended March 31,
	2026	2025

Numerator:
Net loss	$(2,496,540)	$(3,845,380)
Denominator:
Weighted average common shares outstanding	2,407,665	1,844,072
Net loss per common share, basic and diluted	$(1.04)	$(2.09)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	403,000	436,334
Warrants to purchase common stock	1,044,167	615,940
Total anti-dilutive common stock equivalents	1,447,167	1,052,274

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

In October 2025, the Company amended its office space lease to extend the term by one additional year. The lease agreement (as amended in October 2025) has a term that extends through October 31, 2026. Operating lease expenses were $7,031 and $6,656 for the three months ended March 31, 2026 and 2025, respectively. Cash paid for the office lease was $7,031 and $6,656 for the three months ended March 31, 2026 and 2025, respectively.

Future annual lease payments under non-cancellable operating leases as of March 31, 2026 were as follows:

2026	$16,406
Total lease payments	$16,406

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

Note 10. Subsequent Events

The Company has evaluated events that occurred through May 6, 2026, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the financial statements except for the transactions described below.

Warrant Inducement

On April 1, 2026, the Company consummated a private placement offering (the “Warrant Inducement”), pursuant to which, in exchange for an investor’s exercise for cash of the Company’s warrants (“Existing Warrants”) to purchase 571,430 shares of common stock (the “Existing Warrant Shares”) at the reduced exercise price of $4.50 per share, in accordance with the terms of a warrant inducement letter agreement the Company entered into with an investor, dated March 31, 2026, the Company issued to such investor new unregistered Series B-1 common stock purchase warrants (the “Series B-1 Warrants”) to purchase an aggregate of 571,430 shares of common stock and new unregistered Series B-2 common stock purchase warrants (the “Series B-2 Warrants” and, together with the Series B-1 Warrants, the “New Warrants”) to purchase an aggregate of 571,430 shares of common stock. The New Warrants are immediately exercisable at an exercise price of $4.50 per share. The Series B-1 Warrants and the Series B-2 Warrants are exercisable for a term of five (5) years and eighteen (18) months, respectively, from the date that a resale registration statement registering the resale of the shares of common stock issuable upon exercise of the New Warrants (the “Resale Registration Statement”) is declared effective by the SEC. The Resale Registration Statement was declared effective on April 29, 2026.

Upon consummation of the Warrant Inducement on April 1, 2026, the Company received aggregate gross proceeds of approximately $2.5 million from the exercise of the Existing Warrants, before deducting placement agent fees and other expenses payable by the Company. As compensation for H.C.W. serving as the Company’s placement agent in connection with the Warrant Inducement, H.C.W. received a cash fee equal to 7.0% of the aggregate gross proceeds received upon exercise of the Existing Warrants and the Company issued warrants to purchase up to 37,143 shares of common stock to designees of H.C.W., which warrants have substantially the same terms as the Series B-1 Warrants, except that they have an exercise price of $5.625 per share, which is equal to 125% of the exercise price of the New Warrants.

Stockholders’ Equity

In this Quarterly Report on Form 10-Q, the Company reported stockholders’ equity of $1,797,115 as of March 31, 2026, which is below the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). Subject to Nasdaq response, the Company believes that it has regained compliance with the Stockholders’ Equity Requirement as a result of its receipt of net proceeds of $2.3 million from the exercise of the Existing Warrants in connection with the Warrant Inducement consummated on April 1, 2026, as described above in this Note 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on March 31, 2026 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Cadrenal Therapeutics, Inc. (“Cadrenal”).

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

Company Overview

The Company

We are a late-stage biopharmaceutical company advancing novel therapies for life-threatening immune and thrombotic conditions. As a result of our acquisition of a 12-lipoxygenase (“12-LOX”) platform of assets in December 2025, we shifted our primary strategic focus to developing CAD-1005 for the treatment of immune-mediated and thrombotic disorders. Our lead product candidate, CAD-1005, is a first-in-class selective 12-LOX inhibitor being developed to treat heparin-induced thrombocytopenia (“HIT”), a deadly immune-mediated thrombotic disorder. CAD-1005 has been evaluated in a blinded, placebo-controlled Phase 2 clinical trial of 24 patients and in Phase 1 clinical trials involving more than 100 patients.

We achieved a major regulatory milestone after completing our End-of-Phase 2 (“EOP2”) meeting with the U.S. Food and Drug Administration (“FDA”) and receiving guidance on key elements of the Phase 3 pivotal trial for CAD-1005. The meeting with the FDA provided critical guidance on protocol design, study population, dosing, background therapy, exposure, the safety database, and the primary endpoint of new or worsening thrombotic events. After considering FDA feedback on a pivotal registration study, we plan to advance directly to a randomized, blinded, placebo-controlled Phase 3 study evaluating CAD-1005 added to the current standard of care for patients with HIT.

We expect that our planned pivotal Phase 3 study will evaluate CAD-1005 in approximately 120 patients across clinical centers worldwide and is intended to support a projected NDA submission in 2029. The primary endpoint of the Phase 3 study is expected to be the incidence of new or worsening thrombotic events in patients with Serotonin Release Assay (SRA)-confirmed HIT, with at least one planned interim analysis. We believe that CAD-1005 is the only treatment in clinical development that targets the underlying immune drivers of HIT. Our Phase 3 trial protocol will remain subject to additional information and any further comments we may receive from the FDA during their review of the final protocol. CAD-1005 has an ODD from the FDA for prophylaxis of thrombosis in patients with HIT, an FDA Fast Track designation for the treatment and prevention of HIT, and an orphan designation from the EMA for the treatment of platelet-activating factor 4 disorders.

Our broader pipeline includes two additional clinical-stage assets — tecarfarin and frunexian. Tecarfarin is an oral vitamin K antagonist (“VKA”) (a warfarin replacement for patients with complex needs) designed to prevent heart attacks, strokes, and deaths from blood clots in patients requiring chronic anticoagulation. Specifically, our focus for tecarfarin is chronic use in patients with kidney dysfunction and atrial fibrillation, or in those with left ventricular assist devices (“LVADs”). Tecarfarin has been designed to overcome metabolic factors that can make warfarin less reliable. Frunexian is a first-in-class, Phase 2-ready intravenous (“IV”) Factor XIa inhibitor designed for acute care settings where contact activation of coagulation by medical devices or artificial surfaces is significant. Frunexian is the only IV FXIa inhibitor in clinical development that targets the acute/critical care hospital setting exclusively.

Recent Developments

On March 31, 2026, we entered into a warrant inducement letter agreement (the “Inducement Agreement”) with a holder of warrants to purchase shares of our common stock, par value $0.001 per share (the “common stock”), issued in a private placement offering that closed on November 4, 2024 (the “Existing Warrants”). Pursuant to the Inducement Agreement, on April 1, 2026, the holder of the Existing Warrants exercised for cash the Existing Warrants to purchase up to an aggregate of 571,430 shares of common stock, at the adjusted exercise price of $4.50 per share (reduced from the initial exercise price of $16.50 per share) and, in consideration for the investor’s exercise of the Existing Warrants, we issued to such investor new unregistered Series B-1 common stock purchase warrants (the “Series B-1 Warrants”) to purchase an aggregate of 571,430 shares of common stock and new unregistered Series B-2 common stock purchase warrants (the “Series B-2 Warrants” and, together with the Series B-1 Warrants, the “New Warrants”) to purchase an aggregate of 571,430 shares of common stock. The New Warrants are immediately exercisable at an exercise price of $4.50 per share. The Series B-1 Warrants and the Series B-2 Warrants are exercisable for a term of five (5) years and eighteen (18) months, respectively, from the date that a resale registration statement registering the resale of the shares of common stock issuable upon exercise of the New Warrants (the “Resale Registration Statement”) is declared effective by the SEC. The Resale Registration Statement was declared effective on April 29, 2026.

The transactions contemplated by the agreement closed on April 1, 2026. We received aggregate gross proceeds of approximately $2.5 million from the exercise of the Existing Warrants, before deducting placement agent fees and other expenses payable by us. H.C. Wainwright & Co., LLC (“H.C.W.”) served as our exclusive placement agent in connection with the transactions consummated pursuant to the Inducement Agreement. As compensation for H.C.W. serving as our placement agent in connection with the offering, we paid H.C.W. a cash fee equal to 7.0% of the aggregate gross proceeds received upon exercise of the Existing Warrants and we issued to designees of H.C.W. warrants to purchase up to 37,143 shares of common stock, which warrants have substantially the same terms as the Series B-1 Warrants, except that they have an exercise price of $5.625 per share, which is equal to 125% of the exercise price of the New Warrants.

ATM Facility

During the three months ended March 31, 2026, we sold 168,690 shares of common stock through our at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $8.10 per share, resulting in total gross proceeds of approximately $1,366,535 and net proceeds of approximately $1,302,565.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative expenses	$1,742,315	$2,254,577	$(512,262)	(23)%
Research and development expenses	771,508	1,667,882	(896,374)	(54)%
Depreciation expense	555	5,517	(4,962)	(90)%
Total operating expenses	2,514,378	3,927,976	(1,413,598)	(36)%
Loss from operations	(2,514,378)	(3,927,976)	1,413,598	(36)%
Other income
Interest and dividend income	17,838	82,596	(64,758)	(78)%
Total other income	17,838	82,596	(64,758)	(78)%
Net loss and comprehensive loss	$(2,496,540)	$(3,845,380)	$1,348,840	(35)%

General and administrative expenses

General and administrative expenses were $1.7 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025, a decrease of approximately $0.5 million, or 23%. The decrease was primarily driven by a $0.2 million decrease in expenses related to being a public company, a $0.1 million decrease in personnel expenses, a $0.1 million decrease in stock-based compensation, and a $0.1 million decrease in consulting expenses.

Research and development expenses

Research and development expenses were $0.8 million for the three months ended March 31, 2026, compared to $1.7 million for the three months ended March 31, 2025, a decrease of approximately $0.9 million, or 54%. The decrease was primarily attributable to a $0.5 million decrease in expenses associated with chemistry, manufacturing, and controls (“CMC”), a $0.3 million decrease in personnel expenses, a $0.2 million decrease in stock-based compensation, and a $0.1 million decrease in trial readiness expenses. These decreases were partially offset by a $0.2 million increase in consulting expenses and professional fees. We expect research and development expenses to increase when we commence clinical trials.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and utilized cash in operations. To date, we have funded our operations from the proceeds of the sale of convertible and promissory notes, our IPO completed in January 2023, our private placement offering completed in July 2023, our warrant inducements completed in November 2024 and April 2026, our registered direct offering and concurrent private placement completed in December 2025, and the sale of common stock through our ATM facility with H.C.W.

As of March 31, 2026, we had cash and cash equivalents of $2.3 million. For the three months ended March 31, 2026, we reported a net loss of $2.5 million, which included $0.3 million of non-cash expenses, and cash used in operating activities of $3.0 million. On April 1, 2026, we completed a warrant inducement transaction resulting in gross proceeds of approximately $2.5 million, which we expect to partially extend our operational runway. We expect to continue to incur operating losses and negative cash flows for the foreseeable future as we advance our clinical and regulatory activities. Based on our current operating plan, we believe that our existing cash resources will not be sufficient to fund our operating and capital requirements for the next 12 months. With our cash position of $3.5 million as of early May 2026, we believe we will be able to fund our operations into October 2026; however, the current cash will not be sufficient to commence and complete our planned clinical trials and no assurances can be provided and our cash runway could differ materially from our expectations based on various factors, many of which are out of our control. To meet anticipated funding needs, we plan to seek additional capital through strategic partnerships, sales under our ATM facility with H.C.W., equity offerings, debt financings, or a combination thereof. However, there can be no assurance that additional funding will be available on acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern for at least one year following the issuance of the accompanying financial statements. If we are unable to obtain additional financing, we may be required to delay or reduce the scope of our development programs, implement cost-saving measures, or cease operations entirely. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(3,002,217)	$(4,648,755)
Cash used in investing activities	-	(3,251)
Cash provided by financing activities	1,302,565	1,970,136
Net change in cash	(1,699,652)	(2,681,870)
Cash and cash equivalents, beginning of period	4,007,789	10,017,942
Cash and cash equivalents, end of period	$2,308,137	$7,336,072

Operating activities

During the three months ended March 31, 2026, cash used in operating activities was $3.0 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $2.2 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $0.8 million in cash primarily from a $0.7 million decrease in accrued liabilities and a $0.2 million increase in prepaid expenses, partially offset by a $0.2 million increase in accounts payable.

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

Financing activities

During the three months ended March 31, 2026, net cash provided by financing activities totaled $1.3 million from the use of our ATM facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of approximately $41.5 million as of March 31, 2026 and a net loss of approximately $2.5 million for the three months ended March 31, 2026. We expect to incur significant expenses and continued losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for the next twelve months. We will require additional financing as we continue to execute our business strategy, including the need for additional funds for the commencement of our planned clinical trials. Our unaudited financial statement for the three months ended March 31, 2026, were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with the commencement of our planned clinical trials. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our unaudited financial statements for the quarter ended March 31, 2026 contain an explanatory paragraph with respect to this uncertainty. In addition, in connection with the filing of our Annual Report, our independent registered public accounting firm issued a report that included an explanatory paragraph with respect to this uncertainty. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. In order to meet our expected obligations, we intend to raise additional funds through partnering and equity and debt financings or a combination of these potential sources of liquidity. There can be no assurance that funding will be available on acceptable terms, on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through partnering, such as collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to complete the planned clinical trials. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

As reported in this Quarterly Report on Form 10-Q, at March 31, 2026, our stockholders’ equity of $1.8 million is below the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). We believe that we have regained compliance with the Stockholders’ Equity Requirement as a result of our receipt of net proceeds of $2.3 million from the exercise of the Existing Warrants in connection with the Warrant Inducement consummated on April 1, 2026. Despite that we believe we have regained compliance with the Stockholders’ Equity Requirement, Nasdaq may issue a deficiency letter subsequent to the filing of this Quarterly Report on Form 10-Q. Nasdaq will continue to monitor our ongoing compliance with the Stockholders’ Equity Requirement, and if at the time of our next periodic report we do not evidence compliance, we may be subject to delisting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2026 and up to the date of the filing of this Quarterly Report on Form 10-Q in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no officer or director of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2024)
4.1	Form of New Warrant (incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2026)
4.2	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2026)
10.1	Form of Warrant Inducement Agreement (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2026)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadrenal Therapeutics, Inc.
(Registrant)

Dated: May 7, 2026	/s/ Quang X. Pham
Quang X. Pham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2026	/s/ Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial and Accounting Officer)