Form 10-Q
period 2026-06-30
Cadrenal Therapeutics, Inc.
filed 2026-08-13
CIK 1937993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 3,567,592 outstanding shares of common stock, par value $0.001 per share, of Cadrenal Therapeutics, Inc.

CADRENAL THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CADRENAL THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2026	December 31,
	(unaudited)	2025
Assets:
Current assets:
Cash and cash equivalents	$2,388,135	$4,007,789
Receivable from issuance of warrants	2,684,904	-
Interest receivable	5,305	5,096
Prepaid expenses and other current assets	410,105	200,140
Deferred offering costs	95,674	106,342
Total current assets	5,584,123	4,319,367
Property, plant and equipment, net	2,675	5,174
Other assets	2,167	2,167
Total assets	$5,588,965	$4,326,708
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$871,913	$650,663
Accrued liabilities	625,344	937,319
Total current liabilities	1,497,257	1,587,982
Total liabilities	1,497,257	1,587,982
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 3,098,592 shares issued and outstanding as of June 30, 2026; 2,338,127 shares issued and outstanding as of December 31, 2025	3,098	2,338
Additional paid-in capital	48,867,860	41,696,533
Accumulated deficit	(44,779,250)	(38,960,145)
Total stockholders’ equity	4,091,708	2,738,726
Total liabilities and stockholders’ equity	$5,588,965	$4,326,708

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative expenses	$2,634,745	$2,656,392	$4,377,060	$4,910,970
Research and development expenses	705,151	1,077,498	1,476,659	2,745,379
Depreciation expense	504	401	1,059	5,918
Total operating expenses	3,340,400	3,734,291	5,854,778	7,662,267
Loss from operations	(3,340,400)	(3,734,291)	(5,854,778)	(7,662,267)
Other income
Interest and dividend income	17,835	67,004	35,673	149,600
Total other income	17,835	67,004	35,673	149,600
Net loss and comprehensive loss	$(3,322,565)	$(3,667,287)	$(5,819,105)	$(7,512,667)

Net loss per common share, basic and diluted	$(1.14)	$(1.87)	$(2.19)	$(3.95)
Weighted average number of common shares used in computing net loss per common share, basic and diluted	2,913,225	1,961,642	2,661,857	1,903,222

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2026	2,506,817	$2,507	$43,251,293	$(41,456,685)	$1,797,116
Equity-based compensation - options	-	-	672,102	-	672,102
Proceeds from sale of common stock under the ATM, net of issuance costs of $11,448	20,345	20	80,084	-	80,104
Proceeds from warrant inducements, net of issuance costs of $338,667	571,430	571	2,231,036	-	2,231,607
Proceeds from warrant issuances, net of issuance costs of $366,560	-	-	2,633,345	-	2,633,345
Net loss	-	-	-	(3,322,565)	(3,322,565)
Balance, June 30, 2026	3,098,592	$3,098	$48,867,860	$(44,779,250)	$4,091,708

For the Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	2,338,127	$2,338	$41,696,533	$(38,960,145)	$2,738,726
Equity-based compensation - options	-	-	924,466	-	924,466
Proceeds from sale of common stock under the ATM, net of issuance costs of $75,419	189,035	189	1,382,480	-	1,382,669
Proceeds from warrant inducements, net of issuance costs of $338,667	571,430	571	2,231,036	-	2,231,607
Proceeds from warrant issuances, net of issuance costs of $366,560	-	-	2,633,345	-	2,633,345
Net loss	-	-	-	(5,819,105)	(5,819,105)
Balance, June 30, 2026	3,098,592	$3,098	$48,867,860	$(44,779,250)	$4,091,708

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	1,909,732	$1,909	$35,679,350	$(29,568,163)	$6,113,096
Equity-based compensation - options	-	-	489,144	-	489,144
Issuance of common stock for consulting services	10,000	10	103,490	-	103,500
Proceeds from sale of common stock under the ATM, net issuance costs of $63,684	84,048	84	1,228,379	-	1,228,463
Exercise of stock options	3,333	3	31,994	-	31,997
Net loss	-	-	-	(3,667,287)	(3,667,287)
Balance, June 30, 2025	2,007,113	$2,006	$37,532,357	$(33,235,450)	$4,298,913

For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	1,782,486	$1,782	$33,160,576	$(25,722,783)	$7,439,575
Equity-based compensation - options	-	-	1,008,034	-	1,008,034
Issuance of common stock for consulting services	35,000	35	133,340	-	133,375
Proceeds from sale of common stock under the ATM, net issuance costs of $149,019	186,294	186	3,198,413	-	3,198,599
Exercise of stock options	3,333	3	31,994		31,997
Net loss	-	-	-	(7,512,667)	(7,512,667)
Balance, June 30, 2025	2,007,113	$2,006	$37,532,357	$(33,235,450)	$4,298,913

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(5,819,105)	$(7,512,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,059	5,918
Equity-based compensation	924,466	1,141,409
Changes in operating assets and liabilities:
Interest receivable	(209)	19,114
Prepaid expenses	(209,965)	(316,100)
Deferred offering costs	10,668	(9,416)
Other assets	-	1,624
Accounts payable	221,250	(606,859)
Accrued liabilities	(363,535)	(397,580)
Net cash used in operating activities	(5,235,371)	(7,674,557)
Cash flows from investing activities:
Investment in property and equipment	-	(3,251)
Disposal of property & equipment	1,441	-
Net cash provided by (used in) investing activities	1,441	(3,251)
Cash flows from financing activities:
Proceeds from warrant inducements	2,570,274	-
Issuance costs from warrant inducement	(338,667)	-
Proceeds from sale of common stock under ATM	1,458,088	3,347,618
Issuance costs for sale of common stock under ATM	(75,419)	(149,019)
Proceeds from exercise of stock options	-	31,997
Net cash provided by financing activities	3,614,276	3,230,596
Net change in cash and cash equivalents	(1,619,654)	(4,447,212)
Cash and cash equivalents – beginning of the period	4,007,789	10,017,942
Cash and cash equivalents – end of the period	$2,388,135	$5,570,730

Supplemental disclosure of non-cash financing activities:
Receivable from issuance of warrants	$2,684,904	$-
Issuance costs under accrued expenses	$51,560	$-

The accompanying notes are an integral part of these financial statements.

CADRENAL THERAPEUTICS, INC.
Notes to Financial Statements

(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Cadrenal Therapeutics, Inc. (the “Company” or “Cadrenal”) was incorporated on January 25, 2022, in the State of Delaware and is headquartered in Ponte Vedra, Florida. Cadrenal Therapeutics, Inc. is a late-stage biopharmaceutical company advancing specialized therapies for critical care cardiology and orphan cardiovascular conditions. Its lead program, CAD-1005, is being investigated as a first-in-class 12-LOX inhibitor for heparin-induced thrombocytopenia (HIT), a deadly immune-mediated thrombotic disorder, and Cardiac Surgery-Associated Acute Kidney Injury (CSA-AKI). The Company’s Cardiac Acute Critical Care (CACC) Franchise also includes frunexian, an investigational intravenous Factor XIa inhibitor intended to provide anticoagulation for patients undergoing major cardiac surgery.

The Company’s broader pipeline includes tecarfarin, a late-stage oral vitamin K antagonist designed to prevent heart attacks, strokes, and deaths from blood clots in patients requiring chronic anticoagulation, including those with end-stage kidney disease, those with left ventricular assist devices, and potentially those with Kawasaki disease (KD), an acute, self-limited, febrile illness that primarily affects children under 5 years old and is the leading cause of acquired heart disease in developed countries. Tecarfarin has also received Orphan Drug and Fast Track designations from the U.S. Food and Drug Administration (FDA).

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

The Company’s accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, the statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

Liquidity

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since its inception, the Company has incurred operating losses and negative cash flows from operations. For the six months ended June 30, 2026, the Company had a net loss of $5.8 million, which included $0.9 million of non-cash expenses. Cash used in operations totaled $5.2 million. As of June 30, 2026, the Company had cash and cash equivalents of $2.4 million, net working capital of $4.1 million, and an accumulated deficit of $44.8 million.

The Company is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected capital needs, management is focusing on securing additional funds through partnering, non-dilutive grants, the sale of equity, and debt financings. However, there can be no assurance that the Company will be able to complete partnering transactions or financings on terms acceptable to the Company or at all or that it will be awarded any grant funding. As a result, there is uncertainty as to the Company’s ability to meet its current operating and capital expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the accompanying financial statements are issued. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is subject to several risks common for late-stage biopharmaceutical companies including, but not limited to, dependency on the clinical and commercial success of its product candidate, ability to obtain regulatory approval of its product candidate, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.

Segment Reporting

Operating segments are defined as components of an entity where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews financial information on a company-wide basis to allocate resources and assess financial performance. The Company manages its business activities as a single entity and operates in one reportable segment.

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

Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in applying the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

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

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and net losses, the net deferred tax assets have been fully offset by a valuation allowance.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope, form and content, and disclosures required for interim financial reporting. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments intended to clarify and improve various aspects of existing accounting guidance across multiple topics under U.S. GAAP. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-12 on its financial statements and disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis, and the level of inputs used in such measurements by major security type are presented in the following table:

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$2,087,521	$-	$-	$2,087,521
Total financial assets	$2,087,521	$-	$-	$2,087,521

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$1,702,062	$-	$-	$1,702,062
Total financial assets	$1,702,062	$-	$-	$1,702,062

The carrying amounts of cash and cash equivalents, prepaid expenses, deferred offering costs, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. There were no transfers of liabilities among the fair value measurement categories during any of the periods presented.

Note 4. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$61,031	$733,196
Accrued severance	424,770	-
Accrued research and development	75,219	34,582
Accrued professional fees	64,324	130,770
Other	-	38,771
Total accrued liabilities	$625,344	$937,319

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

Veralox Therapeutics, Inc.

On December 10, 2025, the Company entered into an Asset Purchase Agreement (the “Veralox APA”) with Veralox Therapeutics, Inc. (“Veralox”). Pursuant to the terms of the Veralox APA, the Company acquired all of the rights, title and interests in assets owned or held for use by it in connection with the compound known as VLX-1005 (now known as “CAD-1005”), and all back-up and follow-on compounds, including the VLX-2000 (now known as “CAD-2000” oral series) (the “Compounds”), including, without limitation, all intellectual property related to the Compounds, all inventory related to the Compounds, certain contracts including a license agreement, all Permits and other Governmental Authorizations and Books and Records (as such terms are defined in the Veralox APA), free and clear of any liens. In consideration of the purchase of the assets, the Company paid $200,000 at closing and assumed certain liabilities (as defined in the Veralox APA). As additional consideration, the Veralox APA provides for contingent milestone payments upon achievement of development milestones in an amount not to exceed $15 million.

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

As additional consideration, the Company agreed to pay Veralox royalties equal to 5% of annual net sales of each product containing any of the compounds that are subject to the Veralox APA. The contingent milestone payments and royalty payments are payable in cash, common stock, or in any combination thereof at the Company’s discretion.

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

All costs the Company incurred in connection with the Veralox APA were recognized as research and development expenses in the Company’s statements of operations and comprehensive loss as these assets had no alternative future use at the time they were acquired. Due to the nature of the development, regulatory, and sales-based milestones, the contingent consideration was not included in the initial cost of assets purchased, as it is contingent upon events outside the Company’s control.

However, upon achievement or anticipated achievement of each milestone, the Company will recognize the related appropriate payment as additional research and development expense. Contingent consideration will not be recorded until it is probable that the milestone events will occur.

In addition, the Company acquired the assignment of an amended and restated exclusive license agreement (the “Old Dominion License Agreement”) between Veralox and Old Dominion University, as successor in interest to Eastern Virgina Medical School (the “Licensor”), pursuant to which the Licensor granted Veralox an exclusive worldwide license under the EVMS Patent Rights related to the development and commercialization of 4-((2-Hydroxy-3-MethoxyBenzyl)Amino) Benzene sulfonamide Derivatives as 12-LOX Inhibitors (collectively the “Assets”). Pursuant to the Old Dominion License Agreement, the Company will pay Licensor milestone payments in the aggregate amount of $300,000 upon regulatory approval to market a Licensed Product (as such term is defined in the Old Dominion License Agreement) in: (i) Japan or the European Union; and (ii) the United States, provided, however that irrespective of whether such milestones are met, such milestone payments will be due in 2031 and 2032, respectively. Additionally, the Company will pay to Licensor royalties of 2% on worldwide net sales of a Licensed Product or Licensed Service (as such term is defined in the Old Dominion License Agreement) less than or equal to $200,000,000 and royalties of 3% on worldwide sales greater than $200,000,000. Regardless of the commercialization status of any Licensed Product or Licensed Service, the Old Dominion License Agreement requires a minimum annual royalty payment to be paid to Licensor within (30) days of May 1st of each year beginning May 1, 2025, ranging between $10,000 and $50,000 per year. Such annual royalty payments have been waived by Licensor for fiscal years 2026, 2027 and 2028, with the first payment to be made by the Company due May 1, 2029. As of June 30, 2026 and December 31, 2025, these milestones are not deemed probable, and therefore, no liability has been recognized.

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

June 2026 Warrant Issuance

On June 30, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company issued and sold, in a private placement priced at-the-market under the rules of the Nasdaq Stock Market (the “PIPE Transaction”), (i) pre-Funded Warrants (the “Pre-funded Warrants”) to purchase up to an aggregate of 960,000 shares of Common Stock, (ii) Series C-1 Common Stock warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 960,000 shares of Common Stock, and (iii) Series C-2 Common Stock warrants (the “Series C-2 Warrants” and, together with the Series C-1 Warrants, the “Common Warrants”) to purchase up to an aggregate of 960,000 shares of Common Stock, at a combined purchase price of $3.1249 per Pre-Funded Warrant and accompanying Common Warrants.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, and do not expire until exercised in full. The Series C-1 Warrants and Series C-2 Warrants each have an exercise price of $3.00 per share. The Series C-1 Warrants become exercisable upon stockholder approval of the issuance of the underlying shares and expire five years after the later of such approval date or the effective date of a resale registration statement covering the underlying shares. The Series C-2 Warrants are exercisable immediately upon issuance and expire 24 months after the “Effective Date”,” defined as the earliest of the effectiveness of the applicable resale registration statement, the availability of Rule 144 without volume or manner-of-sale restrictions, the one-year anniversary of the closing date (for non-affiliate holders), or the availability of an exemption under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions.  The Pre-funded Warrants and the Common Warrants were issued on June 30, 2026 and contain customary provisions for anti-dilution adjustments to the exercise price, including for stock splits and stock dividends, and provide for pro rata distributions.

On July 1, 2026, the Company received aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses. As of June 30, 2026, the Company recorded a receivable of approximately $2.7 million, representing the net proceeds due from the issuance of warrants reflected on the accompanying balance sheet.

The Company utilized H.C. Wainwright & Co., LLC (“H.C.W.”) as exclusive placement agent for the PIPE Transaction and as partial compensation, the Company issued to designees of H.C.W. unregistered warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 62,400 shares of Common Stock, equal to 6.5% of the Pre-Funded Warrant Shares sold in the PIPE Transaction. The Placement Agent Warrants have substantially the same terms as the Series C-1 Warrants, except that they are immediately exercisable for a term of five years from the Effective Date and have an exercise price of $3.9063 per share.

The Pre-Funded Warrants, Common Warrants, and Placement Agent Warrants were classified as equity, and the related offering costs were recorded as a debit to additional paid-in capital.

All of the Company’s outstanding warrants contain customary provisions for adjustment to exercise for stock splits and stock dividends and provide for pro rata distributions.

April 2026 Warrant Inducement

On March 31, 2026, the Company entered into a warrant inducement letter agreement (the “Inducement Agreement”) with a holder of the Company’s warrants to purchase shares of the Company’s Common Stock, issued in a private placement offering that closed on November 4, 2024 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to an aggregate of 571,430 registered shares of Common Stock, at the adjusted exercise price of $4.50 per share, reduced from the initial exercise price of $16.50 per share.

In consideration of the holder’s agreement to exercise the Existing Warrants at the reduced exercise price per share in accordance with the Inducement Agreement, the Company issued to the holder new unregistered Series B-1 Common Stock warrants (the “Series B-1 Warrants”) to purchase 571,430 shares of common stock and new unregistered Series B-2 Common Stock warrants (the “Series B-2 Warrants” and together with the Series B-1 Warrants, the “New Warrants”) to purchase an aggregate of 571,430 shares of common stock, at an exercise price of $4.50 per share. The Series B-1 Warrants were immediately exercisable for a term of five years and the Series B-2 Warrants were immediately exercisable for a term of 18 months, each from the date that the Company’s registration statement registering for resale the shares of Common Stock issuable upon exercise of the New Warrants, which registration statement was declared effective by the SEC on April 29, 2026.  The New Warrants contain customary provisions for anti-dilution adjustments to the exercise price, including for stock splits, stock dividends, rights offerings, and pro rata distributions.

On April 1, 2026, the transactions contemplated by the Inducement Agreement closed and the Company received aggregate gross proceeds of approximately $2.6 million for the exercise of the Existing Warrants, before deducting placement agent fees and other expenses totaling $0.3 million.

The Company utilized an exclusive private placement agent for the transactions contemplated by the Inducement Agreement and issued to the private placement agent as partial compensation unregistered warrants to purchase up to 37,143 shares of common stock at an exercise price of $5.625 per share (the “Placement Agent Warrants”), recognized as a cost of issuing the shares of common stock pursuant to the Inducement Agreement. The Placement Agent Warrants were immediately exercisable, will expire five years after issuance and contain customary provisions for anti-dilution adjustments to the exercise price, including for stock splits, stock dividends, rights offerings, and pro rata distributions.

The Series B-1 Warrants, Series B-2 Warrants, and Placement Agent Warrants were classified as equity, and the offering costs were recorded as a debit to additional paid-in capital.

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

H.C.W acted as the placement agent for the Company in connection with the December 2025 Offering, and as part of its compensation, the Company issued to designees of H.C.W. placement agent warrants (the “Placement Agent Warrants”) to purchase up to 13,479 shares of common stock at an exercise price of $13.5625. The Placement Agent Warrants expire on December 31, 2027, and contain customary provisions for anti-dilution adjustments to the exercise price, including for stock splits, stock dividends, rights offerings, and pro rata distributions.

The 2025 Common Warrants and Placement Agent Warrants were classified as equity, and the offering costs were recorded as a debit to additional paid-in capital.

ATM Facility

During the six months ended June 30, 2026, the Company sold 189,035 shares of its common stock through its at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $7.71 per share, resulting in total gross proceeds of $1,458,088 and net proceeds of $1,382,670. During the three months ended June 30, 2026, the Company sold 20,345 shares of its common stock through its ATM facility with H.C.W. These sales were made at a weighted average price of $4.50 per share resulting in total gross proceeds of $91,553 and net proceeds of $80,104.

Warrant Summary

The following table summarizes the total warrants outstanding at June 30, 2026, all of which are classified as equity:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of December 31, 2025	New Issuance	Exercised	Outstanding as of June 30, 2026
Placement agent warrants	July - Sept 2022	$45.00	July - Sept 2027	767	-	-	767
Placement agent warrants	Nov 2022	$15.00	Nov 2027	1,000	-	-	1,000
Representative warrants	Jan 2023	$90.00	Jan 2028	5,600	-	-	5,600
Placement agent warrants	July 2023	$32.8125	Jan 2029	18,572	-	-	18,572
New Series A-1 warrants	Nov 2024	$16.50	Nov 2029	285,715	-	(285,715)	-
New Series A-2 warrants	Nov 2024	$16.50	May 2026	285,715	-	(285,715)	-
Placement agent warrants	Nov 2024	$20.625	Nov 2029	18,571	-	-	18,571
Investor Warrants 2025	Dec 2025	$10.60	Dec 2027	414,748	-	-	414,748
Placement agent warrants	Dec 2025	$13.5625	Dec 2027	13,479	-	-	13,479
New Series B-1 warrants	April 2026	$4.50	April 2031	-	571,430	-	571,430
New Series B-2 warrants	April 2026	$4.50	Oct 2027	-	571,430	-	571,430
Placement agent warrants	April 2026	$5.63	April 2031	-	37,143	-	37,143
Pre-funded warrants	June 2026	$0.0001	June 2031	-	960,000	-	960,000
New Series C-1 warrants	June 2026	$3.00	June 2031	-	960,000	-	960,000
New Series C-2 warrants	June 2026	$3.00	December 2027	-	960,000	-	960,000
Placement agent warrants	June 2026	$3.9063	June 2031	-	62,400	-	62,400
				1,044,167	4,122,403	(571,430)	4,595,140

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

Subject to certain adjustments, the maximum number of shares of common stock that could have been issued under the Initial Plan and 2022 Plan was initially 133,333 shares. The maximum number of shares of common stock that may be issued under the 2022 Plan initially automatically increased on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, to a number of shares of common stock equal to 20% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors, or the compensation committee, may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. On January 1, 2024, the maximum number of shares of common stock that may be issued under the 2022 Plan increased to 173,636. On July 29, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved an amendment to the 2022 Plan to increase the number of shares of the Company’s common stock that will be available for awards under the 2022 Plan by 133,333 shares to 306,969 shares and to amend the “evergreen provision” such that the number of reserved shares of common stock available for issuance each year will be 20% of: (i) the shares of common stock outstanding at December 31; plus (ii) the shares of common stock issuable upon exercise of warrants and pre-funded warrants outstanding at December 31. As of June 30, 2026, 264,587 shares remained available for future issuance. All available shares may be utilized toward the grant of any award under the 2022 Plan.

There were no options granted during the six months ended June 30, 2026. The assumptions used in the Black-Scholes model are set forth below:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Risk-free interest rate	-	4.18% - 4.40%
Dividend yield	-	-
Expected term (years)	-	5.27 - 5.31
Volatility	-	73.0% - 75.4%

Activity under the Plans for the period from December 31, 2025 to June 30, 2026 is set forth below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options vested and expected to vest as of December 31, 2025	403,000	$17.41	8.51	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at June 30, 2026	403,000	$17.41	8.01	$-

Options vested and exercisable at June 30, 2026	281,958	$16.93	7.79	$-
Options vested and expected to vest as of June 30, 2026	403,000	$17.41	8.01	$-

The weighted average grant date fair value of options granted during the year ended December 31, 2025 was $12.80. At June 30, 2026, the Company had $1.4 million of unrecognized equity-based compensation expense related to stock options, which will be recognized over the weighted average remaining requisite service period of 1.15 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Total equity-based compensation expense and the allocation of equity-based compensation for the periods presented below were as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative	$623,553	$505,018	$827,902	$781,847
Research and development	48,549	87,626	96,564	359,562
Total equity-based compensation	$672,102	$592,644	$924,466	$1,141,409

Note 8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,322,565)	$(3,667,287)	$(5,819,105)	$(7,512,667)
Denominator:
Weighted average common shares outstanding	2,913,225	1,961,642	2,661,857	1,903,222
Net loss per common share, basic and diluted	$(1.14)	$(1.87)	$(2.19)	$(3.95)

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	403,000	433,001
Warrants to purchase common stock	4,595,140	615,940
Total anti-dilutive common stock equivalents	4,998,140	1,048,941

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

In October 2025, the Company amended its office space lease to extend the term by one additional year. The lease agreement (as amended in October 2025) has a term that extends through October 31, 2026. Operating lease expenses were $4,078 and $6,656 for the three and six months ended June 30, 2026 and 2025, respectively. Cash paid for the office lease was $14,085 and $13,313 for the three and six months ended June 30, 2026 and 2025, respectively.

Future annual lease payments under non-cancellable operating leases as of June 30, 2026 were as follows:

2026	$9,375
Total lease payments	$9,375

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

Note 10. Subsequent Events

The Company has evaluated events that occurred through August 13, 2026, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the financial statements except for the transactions described below.

PIPE Transaction

On July 1, 2026, the Company received aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses, in connection with the Company’s issuance and sale of (i) Pre-Funded Warrants to purchase up to 960,000 shares of Common Stock, (ii) Series C-1 Warrants to purchase up to 960,000 shares of Common Stock, and (iii) Series C-2 Warrants to purchase up to 960,000 shares of Common Stock, at a combined purchase price of $3.1249 per Pre-Funded Warrant and accompanying Series C-1 Warrants and Series C-2 Warrants, pursuant to the terms of the Purchase Agreement.

Pre-funded Warrant Exercises

In July 2026, a holder exercised pre-funded warrants to purchase 469,000 shares of common stock via a cash exercise, at an exercise price of $0.0001 per share, for an aggregate exercise price of $46.90. The shares were issued in accordance with the terms of the underlying pre-funded warrant agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on March 31, 2026 ((the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under Part 1, Item 1A of the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar first-person expressions refer to Cadrenal Therapeutics, Inc. (“Cadrenal”).

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

Company Overview

Our Product Candidates:

We are late-stage biopharmaceutical company advancing specialized therapies for critical care cardiology and orphan cardiovascular conditions. Our pipeline includes CAD-1005, tecarfarin, and frunexian. CAD-1005 is a novel investigational therapeutic in development for the treatment of heparin-induced thrombocytopenia (“HIT”) and Cardiac Surgery-Associated Acute Kidney Injury (“CSA-AKI”). CAD-1005 is designed to selectively inhibit 12-lipoxygenase (“12-LOX”), an enzyme central to platelet immune activation and thrombo-inflammatory signaling in HIT. CAD-1005 is intended to be used alongside existing standards of care and is being developed to address the underlying biological mechanisms that drive disease progression. CAD-1005 has an Orphan Drug Designation (“ODD”) from the U.S Food and Drug Administration (“FDA”) for prophylaxis of thrombosis in patients with HIT, FDA Fast Track designation for the treatment and prevention of HIT, and an orphan designation from the European Medicines Agency for the treatment of platelet-activating factor 4 disorders. Second-generation 12-LOX oral therapeutics (CAD-2000) are also in development for chronic indications.

Tecarfarin is a late-stage oral vitamin K antagonist designed to prevent heart attacks, strokes, and deaths from blood clots in patients requiring chronic anticoagulation, including those with end-stage kidney disease, those with left ventricular assist devices, and potentially those with Kawasaki disease (“KD”), an acute, self-limited, febrile illness that primarily affects children under 5 years old and is the leading cause of acquired heart disease in developed countries.

Tecarfarin has received ODD and Fast Track designation from the FDA for the prevention of systemic thromboembolism of cardiac origin in patients with end-stage renal disease (“ESKD”) and atrial fibrillation (“AFib”). Tecarfarin also received an ODD from the FDA for the prevention of thromboembolism and thrombosis in patients with implanted mechanical circulatory support devices, including left ventricular assist devices (“LVADs”).

On July 8, 2026, we submitted an application for tecarfarin for “Prevention of the Formation of Life-Threatening Blood Clots Inside Coronary Artery Aneurysms in Children with Kawasaki Disease” for a Rare Pediatric Disease Designation (RPDD) with the FDA.

Frunexian is an investigational intravenous Factor XIa inhibitor designed to provide anticoagulation for patients undergoing major cardiac surgery.

However, as discussed in more detail below, we do not currently have the funding to complete clinical trials for any of our product candidates. While we are continuing to advance our product candidates to clinical trial readiness, we do not plan to commence any trials until we have the funding in place to complete the trial. In order to meet our expected capital needs, management is focusing on securing additional funds, which may include the sale of equity, non-dilutive grants, debt financings, a strategic out-licensing and/or a co-development partnership. However, there can be no assurance that we will be able to complete partnering transactions or financings on terms acceptable to us or at all or that we will be awarded any grant funding.

We achieved a regulatory milestone after completing our End-of-Phase 2 (“EOP2”) meeting with the FDA and receiving guidance on key elements of a Phase 3 pivotal trial for CAD-1005. The EOP2 meeting with the FDA provided critical guidance on protocol design, study population, dosing, background therapy, exposure, the safety database, and the primary endpoint of new or worsening thrombotic events. After considering FDA feedback on a pivotal registration study (a 120 patient randomized, blinded, placebo-controlled Phase 3 study evaluating CAD-1005 added to the current standard of care for patients with HIT), we have concluded that we do not currently have sufficient funding to commence or complete such a trial and we do not plan to commence any trials until we have the funding in place to complete such trial and therefore our focus has been on preparing for clinical trial readiness.

Clinical Pipeline Expansion & Updates

Tecarfarin

We continue to leverage tecarfarin’s distinct metabolic pathway. Because it is metabolized via carboxylesterase-1 (CES-1) rather than the cytochrome P450 pathway, it avoids severe drug-drug interactions and genetic variations.

•	Kawasaki Disease: We expanded our pipeline to evaluate tecarfarin for giant coronary artery aneurysms (CAAs) caused by Kawasaki Disease. Kawasaki Disease is the leading cause of acquired heart disease in children in developed countries. A critical clinical complication is the development of severe, large coronary artery aneurysms, which create a highly prothrombotic environment due to sluggish, turbulent blood flow and acute platelet activation. This leaves pediatric patients vulnerable to local thrombus formation, myocardial infarction, and sudden cardiac death. There is a critical, unmet medical need for stable, long-term anticoagulation in this vulnerable pediatric population. We are seeking pediatric cardiology networks in the U.S. and Japan to finalize a Phase 3 trial design to evaluate time in therapeutic range (TTR) in this rare pediatric population.

Our RPDD application provides a comprehensive scientific rationale for tecarfarin. In vitro and in vivo studies demonstrate that tecarfarin is a highly selective vitamin K epoxide reductase (VKOR) inhibitor with antithrombotic potency equivalent to warfarin. Unlike standard therapies, tecarfarin is metabolized via the human carboxyl esterase subunit 2 (hCE2) pathway rather than the hepatic cytochrome P450 system. This structural modification significantly reduces the risk of CYP2C9-mediated drug-drug interactions and patient-specific metabolic variability. Epidemiological data in the submission confirm that the estimated domestic prevalence of this condition falls well below the statutory threshold of 200,000 persons.

•	Established Indications (ESKD / LVAD): We maintain our foundational focus on patients with ESKD/AFib and LVADs requiring chronic anticoagulation. Our clinical data demonstrates tecarfarin’s favorable stability and anticoagulation control in these complex patient populations compared with traditional vitamin K antagonists.

CAD-1005

If we should be successful in obtaining funding that would allow us to commence and complete the pivotal Phase 3 study evaluating CAD-1005 added to the current standard of care for patients with HIT, we expect that the pivotal Phase 3 study will evaluate CAD-1005 in approximately 120 patients across clinical centers worldwide and is intended to support a projected New Drug Application submission in 2029. The primary endpoint of the Phase 3 study is expected to be the incidence of new or worsening thrombotic events in patients with Serotonin Release Assay (SRA)-confirmed HIT, with at least one planned interim analysis. We believe that CAD-1005 is the only treatment in clinical development that targets the underlying immune drivers of HIT. Our Phase 3 trial protocol will remain subject to additional information and any further comments we may receive from the FDA during their review of the final protocol.

CAD-2000

We are also advancing our preclinical platform asset, CAD-2000, a highly selective, orally bioavailable 12-LOX inhibitor designed to treat chronic cardiorenal inflammatory and thrombotic indications. CAD-2000 serves as a potent oral follow-on companion to our Cardiac Acute Critical Care Franchise, potentially enabling prospective partners to capture extended market share across both acute inpatient settings and chronic outpatient follow-up care.

Cardiac Acute Critical Care (CACC) Franchise

We advanced the mapping for our integrated CACC Franchise. This bundle combines our targeted anticoagulation and renal-protective therapies into a unified bedside protocol. It aims to reduce ICU length of stay and minimize mechanical ventilation days. We are finalizing the regulatory pathway to initiate a multi-center investigator-initiated trial to evaluate health economic outcomes, maximizing the bundle’s attractiveness to potential commercial partners.

Our Strategy

Our updated corporate strategy focuses on advancing our CACC Franchise through early- to mid-stage validation to secure strategic out-licensing, co-development partnerships, or an outright acquisition. We do not intend to independently fund or execute late-stage Phase 3 clinical trials for any of our three product candidates.

This shift in strategy is driven in part by our current capital constraints and historical challenges in securing sufficient capital on acceptable terms to fund the resource-intensive Phase 3 development. As of the date of the filing of this Quarterly Report on Form 10-Q, our existing cash and cash equivalents are insufficient to fund independent Phase 3 clinical trials. If we are unable to secure strategic partnerships, out-licensing agreements, or alternative non-dilutive funding such as grant funding within the next twelve months, we will lack the financial resources to sustain our operations. In such an event, we may be forced to delay, scale back, or eliminate our research and development programs, liquidate asset portfolios, or cease operations entirely. There can be no assurance that any strategic partnership or transaction will be consummated on favorable terms or at all.

For further discussion regarding our liquidity, capital resources, and the management evaluation that led to our substantial doubt about our ability to continue as a going concern, see Note 1—Liquidity to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Cardiac Acute Critical Care (CACC) Franchise

Following a competitor’s recent Phase 3 failure in CSA-AKI, Cadrenal is highlighting the potential of its 12-LOX inhibitor to address a $1 billion+ market opportunity in this critical care space. CAD-1005 is being studied as a "Post-Operative Shield" that uses 12-lipoxygenase (12-LOX) inhibition to target platelet hyperactivation in HIT while simultaneously reducing inflammation-driven injury in patients with CSA-AKI. This dual-mechanism approach is supported by clinical data on CAD-1005 presented last month at the International Society on Thrombosis and Haemostasis (ISTH) 2026 Congress in Paris. The late-breaking Phase 2 data for CAD-1005 demonstrated a compelling medical profile, with an absolute reduction in thrombotic events greater than 25% and a favorable safety profile and renal-protective baseline.

Our overarching corporate strategy focuses on building, validating, and positioning our targeted portfolio for strategic out-licensing, portfolio monetization, or commercial co-development partnerships. We recently announced the comprehensive alignment of our clinical portfolio into a Cardiac Acute Critical Care Franchise. Rather than deploying the extensive capital required for late-stage clinical development on an individual basis, our primary objective is to maximize asset value through early- to mid-stage validation, robust regulatory profiling, and portfolio integration. This franchise is built on three strategic pillars:

Strategic pillar	Program / focus	Key point
Pre-Operative Safety	Frunexian IV for HIT-susceptible patients undergoing coronary artery bypass graft (CABG) surgery	Intended to replace volatile alternative anticoagulation protocols and establish a predictable safety profile before surgery.
Orphan Regulatory Acceleration	Orphan Drug Designation strategy for HIT patients undergoing cardiac surgery	Intended to support seven years of post-approval market exclusivity, fee waivers, and targeted tax credits.
Post-Operative Shield	CAD-1005 for Cardiac Surgery-Associated HIT and Cardiac Surgery-Associated Acute Kidney Injury	Described as supported by clinical data presented at the ISTH congress in July 2026 regarding its renal-protective profile.

Recent Developments

PIPE Transaction

On June 30, 2026, we entered into a securities purchase agreement with an investor, pursuant to which we issued and sold, in a private placement priced at-the-market under the rules of the Nasdaq Stock Market (the “PIPE Transaction”), (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 960,000 shares (the “Pre-Funded Warrant Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), (ii) Series C-1 Common Stock warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 960,000 shares (the “Series C-1 Warrant Shares”) of Common Stock, and (iii) Series C-2 Common Stock warrants (the “Series C-2 Warrants” and, together with the Series C-1 Warrants, the “Common Warrants”) to purchase up to an aggregate of 960,000 shares (the “Series C-2 Warrant Shares” and, together with the Pre-Funded Warrant Shares and the Series C-1 Warrant Shares, the “PIPE Warrant Shares”) of Common Stock, at a combined purchase price of $3.1249 per Pre-Funded Warrant and accompanying Common Warrants. On July 1, 2026, we received aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, and do not expire until exercised in full. The Series C-1 Warrants and Series C-2 Warrants each have an exercise price of $3.00 per share. The Series C-1 Warrants become exercisable beginning on the effective date of stockholder approval of the issuance of the Series C-1 Warrant Shares (the “Stockholder Approval”) and will expire five years after the later of the effective date of Stockholder Approval or the effective date of a resale registration statement registering for resale all of the Series C-1 Warrant Shares. The Series C-2 Warrants are exercisable immediately upon issuance and expire 24 months after the earliest of the date that (a) the initial registration statement registering for resale all Pre-Funded Warrant Shares and Series C-2 Warrant Shares has been declared effective by the SEC, (b) all of the PIPE Warrant Shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for us to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one year anniversary of the closing of the PIPE Transaction, provided that a holder of PIPE Warrant Shares is not an affiliate of ours, or (d) all of the PIPE Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act, without volume or manner-of-sale restrictions (the “Effective Date”). A resale registration statement registering the resale of all of the PIPE Warrant Shares was declared effective by the SEC on July 20, 2026. We intend to seek Stockholder Approval at our 2026 annual meeting of stockholders, currently scheduled for September 24, 2026.

H.C. Wainwright & Co., LLC (“H.C.W.”) served as our exclusive placement agent in connection with the PIPE Transaction. As compensation for H.C.W. serving as our placement agent in connection with the PIPE Transaction, we paid H.C.W. a cash fee equal to 7.0% of the aggregate gross proceeds received and issued to designees of H.C.W unregistered warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 62,400 shares of Common Stock, equal to 6.5% of the Pre-Funded Warrant Shares sold in the PIPE Transaction. The Placement Agent Warrants have substantially the same terms as the Series C-1 Warrants, except that they are immediately exercisable for a term of five years from the Effective Date and have an exercise price of $3.9063 per share.

April 2026 Warrant Inducement

On March 31, 2026, we entered into a warrant inducement letter agreement (the “Inducement Agreement”) with a holder of warrants to purchase shares of our Common Stock, which warrants were issued in a private placement offering that closed on November 4, 2024 (the “Existing Warrants”). Pursuant to the Inducement Agreement, on April 1, 2026, the holder of the Existing Warrants exercised for cash the Existing Warrants to purchase up to an aggregate of 571,430 shares of Common Stock, at the adjusted exercise price of $4.50 per share (reduced from the initial exercise price of $16.50 per share) and, in consideration for the investor’s exercise of the Existing Warrants, we issued to such investor new unregistered Series B-1 Common Stock purchase warrants (the “Series B-1 Warrants”) to purchase an aggregate of 571,430 shares of Common Stock and new unregistered Series B-2 common stock purchase warrants (the “Series B-2 Warrants” and, together with the Series B-1 Warrants, the “New Warrants”) to purchase an aggregate of 571,430 shares of Common Stock. The New Warrants are immediately exercisable at an exercise price of $4.50 per share. We received aggregate gross proceeds of approximately $2.6 million from the exercise of the Existing Warrants, before deducting placement agent fees and other expenses payable by us. The Series B-1 Warrants and the Series B-2 Warrants are immediately exercisable for a term of five (5) years and eighteen (18) months, respectively, from the date that a resale registration statement registering the resale of the shares of Common Stock issuable upon exercise of the New Warrants (the “Resale Registration Statement”) is declared effective by the SEC. The Resale Registration Statement was declared effective on April 29, 2026.

H.C.W. served as our exclusive placement agent in connection with the transactions consummated pursuant to the Inducement Agreement. As compensation for H.C.W. serving as our placement agent in connection with the offering, we paid H.C.W. a cash fee equal to 7.0% of the aggregate gross proceeds received upon exercise of the Existing Warrants and we issued to designees of H.C.W. warrants to purchase up to 37,143 shares of Common Stock, which warrants have substantially the same terms as the Series B-1 Warrants, except that they have an exercise price of $5.625 per share, which is equal to 125% of the exercise price of the New Warrants.

ATM Facility

During the six months ended June 30, 2026, we sold 189,035 shares of our Common Stock through our at-the-market (ATM) facility with H.C.W. These sales were made at a weighted average price of $7.71 per share, resulting in total gross proceeds of $1,458,088 and net proceeds of $1,382,670. During the three months ended June 30, 2026, we sold 20,345 shares of our Common Stock through our ATM facility with H.C.W. These sales were made at a weighted average price of $4.50 per share resulting in total gross proceeds of $91,553 and net proceeds of $80,104.

Results of Operations

Results of Operations for the Three Months Ended June 30 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative expenses	$2,634,745	$2,656,392	$(21,647)	(1)%
Research and development expenses	705,151	1,077,498	(372,347)	(35)%
Depreciation expense	504	401	103	26%
Total operating expenses	3,340,400	3,734,291	(393,891)	(11)%
Loss from operations	(3,340,400)	(3,734,291)	393,891	11%
Other income
Interest and dividend income	17,835	67,004	(49,169)	(73)%
Total other income	17,835	67,004	(49,169)	(73)%
Net loss and comprehensive loss	$(3,322,565)	$(3,667,287)	$344,722	9%

General and administrative expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025, a decrease of approximately $0.02 million, or 1%.

Research and development expenses

Research and development expenses were $0.7 million for the three months ended June 30, 2026, compared to $1.1 million for the three months ended June 30, 2025, a decrease of approximately $0.4 million, or 35%. The decrease was primarily attributable to a $0.7 million decrease in expenses associated with chemistry, manufacturing, and controls (“CMC”) and a $0.2 million decrease in consulting expenses and professional fees. We expect research and development expenses to increase if we commence clinical trials.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative expenses	$4,377,060	$4,910,970	$(533,910)	(11)%
Research and development expenses	1,476,659	2,745,379	(1,268,720)	(46)%
Depreciation expense	1,059	5,918	(4,859)	(82)%
Total operating expenses	5,854,778	7,662,267	(1,807,489)	(24)%
Loss from operations	(5,854,778)	(7,662,267)	1,807,489	24%
Other income
Interest and dividend income	35,673	149,600	(113,927)	(76)%
Total other income	35,673	149,600	(113,927)	(76)%
Net loss and comprehensive loss	$(5,819,105)	$(7,512,667)	$1,693,562	23%

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026 and 2025 were $4.4 million and $4.9 million, respectively, representing a decrease of approximately $0.5 million, or 11%. The decrease is primarily attributed to a $0.5 million decrease in expenses related to being a public company, a $0.2 million decrease in annual Delaware franchise taxes, and a $0.1 million decrease in consulting expenses. These decreases were offset by $0.3 million increase in personnel-related expenses as a result of our former Chief Financial Officer’s severance agreement entered into in June 2026 and implemented annual pay raises for management in January 2026.

Research and development expenses

Research and development expenses for the six months ended June 30, 2026 and 2025 were $1.5 million and $2.7 million, respectively, representing a decrease of $1.3 million, or 46%. The decrease is primarily attributed to a $1.2 million decrease in expenses associated with CMC, a $0.3 million decrease in stock-based compensation, a $0.2 million decrease in personnel-related expenses, and a $0.1 million decrease in clinical trial preparation costs. These decreases were offset by a $0.5 million increase in consulting expenses.

Interest and dividend income

Interest and dividend income for the six months ended June 30, 2026 and 2025 were $0.1 million and $0.1 million, respectively. This represents the interest and dividend income earned from our investments in money market funds.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and utilized cash in operations. To date, we have funded our operations from the proceeds of the sale of convertible and promissory notes, our IPO completed in January 2023, our private placement offering completed in July 2023, our warrant inducements completed in November 2024 and April 2026, our private placement offering in June 2026, our registered direct offering and concurrent private placement completed in December 2025, and the sale of Common Stock through our ATM facility with H.C.W.

As of June 30, 2026, we had cash and cash equivalents of $2.4 million, which does not include the net proceeds we received on July 1, 2026 from the PIPE Transaction. For the six months ended June 30, 2026, we reported a net loss of $5.8 million, which included $0.9 million of non-cash expenses, and cash used in operating activities of $5.2 million. We expect to continue to incur operating losses and negative cash flows for the foreseeable future as we advance our clinical and regulatory activities. Based on our current operating plan, we believe that our existing cash resources will not be sufficient to fund our operating and capital requirements for the next 12 months. With our cash position of $4.2 million as of early August 2026, we believe we will be able to fund our operations through the first quarter of 2027; however, the current cash will not be sufficient to advance our product candidates to clinical trial readiness or to commence and complete any clinical trials and no assurances can be provided and our cash runway could differ materially from our expectations based on various factors, many of which are out of our control. In order to meet our expected capital needs, management is focusing on securing additional funds, which may include strategic partnerships, out-licensing agreements, non-dilutive grant funding, sales under our ATM facility with H.C.W., equity offerings, debt financings, or a combination thereof. However, there can be no assurance that we will be able to complete partnering transactions or financings on terms acceptable to us or at all or that we will be awarded any grant funding. These factors raise substantial doubt about our ability to continue as a going concern for at least one year following the issuance of the accompanying financial statements. If we are unable to obtain additional financing, we may be required to delay or reduce the scope of our development programs, implement cost-saving measures, or cease operations entirely. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(5,235,371)	$(7,674,557)
Cash provided by (used in) investing activities	1,441	(3,251)
Cash provided by financing activities	3,614,276	3,230,596
Net change in cash	(1,619,654)	(4,447,212)
Cash and cash equivalents, beginning of period	4,007,789	10,017,942
Cash and cash equivalents, end of period	$2,388,135	$5,570,730

Operating activities

During the six months ended June 30, 2026, cash used in operating activities was $5.2 million. Net loss adjusted for the non-cash items as detailed on the statement of cash flows, used $4.8 million in cash, and the changes in operating assets and liabilities, as detailed on the statement of cash flows, used $0.3 million in cash primarily from a $0.3 million decrease in accrued liabilities and a $0.2 million increase in prepaid expenses, partially offset by a $0.2 million increase in accounts payable.

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

Financing activities

During the six months ended June 30, 2026, net cash provided by financing activities totaled $3.6 million primarily consisting of $2.3 net proceeds received from the April 2026 warrant inducement and $1.4 million received upon the sales of Common Stock in our ATM facility.

During the six months ended June 30, 2025, net cash provided by financing activities totaled $3.2 million from the sale of Common Stock of our ATM facility and proceeds from the exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of approximately $44.8 million as of June 30, 2026 and a net loss of approximately $5.8 million for the six months ended June 30, 2026. We expect to incur significant expenses and continued losses from operations for the foreseeable future. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for the next twelve months. We will require additional financing as we continue to execute our business strategy, including additional funds to advance our product candidates to clinical trial readiness or to commence any clinical trials. Our unaudited financial statements for the six months ended June 30, 2026 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with the advancement of our product candidates to clinical trials readiness. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements are issued. Our unaudited financial statements for the quarter ended June 30, 2026 contain an explanatory paragraph with respect to this uncertainty. In addition, in connection with the filing of our Annual Report, our independent registered public accounting firm issued a report that included an explanatory paragraph with respect to this uncertainty. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. In order to meet our expected capital needs, management is focusing on securing additional funds, which may include strategic partnerships, out-licensing agreements, non-dilutive grant funding, sales under our ATM facility with H.C.W., equity offerings, debt financings, or a combination thereof. However, there can be no assurance that we will be able to complete partnering transactions or financings on terms acceptable to us or at all or that we will be awarded any grant funding. The various ways that we could raise capital carry potential risks. Any additional financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through partnering, such as collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to advance our product candidates to clinical trial readiness or to complete any clinical trials. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We cannot be assured that we will be able to maintain our listing on the Nasdaq Capital Market.

Our securities are listed on The Nasdaq Capital Market, a national securities exchange. We cannot be assured that we will continue to comply with the rules, regulations or requirements governing the listing of our Common Stock on Nasdaq Capital Market Stock Market LLC (“Nasdaq”) or that our securities will continue to be listed on Nasdaq Capital Market in the future. If Nasdaq should determine at any time that we fail to meet Nasdaq requirements, we may be subject to a delisting action by Nasdaq.

As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 our stockholders’ equity of $1.8 million as of March 31, 2026 was below the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). We believe that we have regained compliance with the Stockholders’ Equity Requirement as a result of our receipt of net proceeds of $2.3 million from the exercise of the Existing Warrants in connection with the Warrant Inducement consummated on April 1, 2026. As of the date of the filing of this Quarterly Report on Form 10-Q, Nasdaq has not issued a deficiency letter related to our compliance with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the Stockholders’ Equity Requirement, and if at the time of our next periodic report we do not evidence compliance, we may be subject to delisting.

On July 22, 2026, the SEC approved Nasdaq’s recently proposed rule changes to (i) adopt NASDAQ Listing Rule 5550(a)(6) to require issuers listed on the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) (“MVLS”) of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule 5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion. MVLS is generally calculated by multiplying the consolidated closing bid price by the number of shares of listed securities outstanding and, where a company has more than one class or series of equity security listed on Nasdaq, the values are aggregated. Under the new rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and immediately suspend trading of the company’s securities.

Unlike many other Nasdaq continued listing standards, the new MVLS requirement does not provide a compliance or cure period before a Staff Delisting Determination is issued. Additionally, a request for a hearing before the Hearings Panel does not automatically stay the suspension of trading. While the Hearings Panel may reverse a Staff Delisting Determination if it concludes that Nasdaq made an error, or in limited circumstances grant an exception of up to 180 calendar days for a company to demonstrate compliance with Nasdaq’s initial listing standards — which are generally more stringent than the continued listing standards — there can be no assurance that any such relief would be granted. A company may further appeal an adverse Hearings Panel decision to the Nasdaq Listing and Hearing Review Council; however, the company’s securities would generally trade in the over-the-counter market during the pendency of any such appeal.

However, on July 29, 2026, Nasdaq’s new continued listing requirement requiring companies to maintain at least $5 million in MVLS was automatically stayed. For now, Nasdaq’s new $5 million MVLS continued listing requirement is not effective. The SEC must decide whether to review the approval and, if it does, whether to affirm, modify, reverse, set aside, or remand the matter for further proceedings. The SEC may also decline review. During that process, the stay remains in place, and there is no prescribed timeline for the SEC to reach a decision. Because filing a petition for SEC review is generally a prerequisite to seeking judicial review, the matter could ultimately proceed to a federal court of appeals. If that occurs, the listing requirement could remain stayed during the pendency of the litigation, potentially delaying implementation for a significant period of time.

There can be no assurance that our MVLS will remain at or above the $5 million threshold for periods long enough to comply with the new standard. Our MVLS may be adversely affected by factors outside of our control, including general market conditions, macroeconomic uncertainty, sector-specific developments, investor sentiment, and volatility in the trading price of our Common Stock. Because the rule is triggered by 30 consecutive business days below the threshold, even a sustained but temporary decline in our stock price could result in non-compliance and the immediate suspension and delisting of our Common Stock.

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

Our shift to a partnership and out-licensing strategy may not be successful, and we may be unable to advance our pipeline candidates or continue operations if we do not secure additional funding or strategic transactions.

In response to liquidity constraints, management has formally pivoted its operational strategy from independent late-stage clinical development to advancing an out-licensing, portfolio monetization, and corporate partnership model, rather than independently funding late-stage clinical development of our lead assets as we lack the financial resources to independently fund Phase 3 clinical progression for our pipeline candidates. Management’s plans to mitigate these conditions are centered on:

●	Securing strategic out-licensing agreements or clinical co-development partnerships for the Cardiac Acute Critical Care Franchise to unlock upfront milestone payments.

●	Pursuing alternative, non-dilutive financing arrangements or structured asset sales of clinical intellectual property portfolios.

●	Implementing severe cost-containment measures to defer all non-essential research and development expenditures.

The corporate pivot to a partnership model represents management’s primary strategy to alleviate liquidity pressures. However, the consummation of strategic transactions or partnerships is inherently uncertain and subject to third-party negotiations beyond our control. There can be no assurance that we will be able to identify suitable partners, negotiate acceptable terms, obtain non-dilutive financing or complete any strategic transaction on a timely basis or at all. Even if we enter into a partnership, license or co-development arrangement, our collaborators may not allocate sufficient resources to our programs, may prioritize other programs over ours or may fail to perform as expected. If we are unable to monetize our assets or obtain additional funding, we may be required to delay, scale back or discontinue development programs, liquidate intellectual property or other assets, or cease operations entirely.

The terms of our recent PIPE Transaction may limit our ability to raise additional capital, and failure to satisfy our registration obligations could require us to make payments that would reduce the cash available to fund our operations.

In connection with the PIPE Transaction, we agreed to certain restrictions on issuing Common Stock or common stock equivalents and filing new registration statements for a period following the applicable effective date, subject to limited exceptions. We also agreed not to enter into variable-rate transactions for a period of one year following the applicable effective date, subject to a limited exception permitting sales under our at-the-market facility beginning 60 days after such effective date.

Because we expect to require substantial additional capital, these restrictions could limit our ability to raise capital on favorable terms, or at all, during the restricted periods. In addition, under the registration rights agreement entered into in connection with the private placement, we are required to file and maintain a resale registration statement covering certain warrant shares and may be required to pay liquidated damages if we fail to satisfy specified filing, effectiveness or availability requirements. Any such payments would reduce the cash available to fund our operations and could further adversely affect our liquidity.

The issuance and resale of shares of Common Stock underlying outstanding warrants may result in substantial dilution and could adversely affect the market price of our Common Stock.

In connection with the PIPE Transaction, we issued Pre-Funded Warrants, Series C-1 Warrants and Series C-2 Warrants to purchase a significant number of shares of our Common Stock, and we also issued Placement Agent Warrants. A resale registration statement registering the resale of all of the shares of Common Stock issuable upon exercise of such warrants was declared effective by the SEC on July 20, 2026. The issuance of shares of Common Stock upon exercise of these warrants would dilute existing stockholders. Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our Common Stock. The existence of a significant number of outstanding warrants may also make it more difficult for us to raise additional capital on favorable terms.

The Series C-1 Warrants will not become exercisable unless and until we obtain Stockholder Approval, which we may not obtain.

The Series C-1 Warrants issued in the PIPE Transaction will become exercisable only upon the effective date of Stockholder Approval of the issuance of the shares of Common Stock issuable upon exercise of the Series C-1 Warrants. We cannot assure you that we will obtain the required Stockholder Approval. If Stockholder Approval is not obtained, the Series C-1 Warrants will not become exercisable, the shares underlying the Series C-1 Warrants may not be issued, and we may not receive any proceeds from the cash exercise of those warrants. We may also be required to call one or more additional stockholder meetings to seek approval, which could result in additional costs and delays. Any of these outcomes could adversely affect our liquidity, our ability to fund our operations and the value of the Series C-1 Warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended June 30, 2026 and up to the date of the filing of this Quarterly Report on Form 10-Q in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Disclosure of Material Event

On August 12, 2026, the Board appointed Quang X. Pham as our Chief Business Officer. In addition to his position as Chief Executive Officer, Mr. Pham has been performing the duties and responsibilities customarily performed by a Chief Business Officer, including business development and commercial operations. The Board determined to formally appoint Mr. Pham as Chief Business Officer in recognition of the additional duties he has been performing and to authorize him to continue to perform such duties in that capacity. Mr. Pham will not receive any additional compensation, benefits, or other remuneration for serving in the role of Chief Business Officer beyond his existing compensation, benefits, and other remuneration as our Chief Executive Officer.

Insider Trading Arrangements

During the six months ended June 30, 2026, no officer or director of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as set forth below.

During the fiscal quarter ended June 30, 2026, Quang X. Pham, our Chief Executive Officer, paused a Rule 10b5-1 trading arrangement (within the meaning of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended) for the sale of shares of our Common Stock that was originally adopted on September 23, 2025, to be effective on December 23, 2025 (the “Trading Plan”). Mr. Pham suspended the Trading Plan on June 30, 2026, in accordance with the terms thereof, which allows for the Trading Plan to be suspended in the event that a sale of shares under the Trading Plan should not be effected due to a contractual restriction. Mr. Pham entered into a lock-up agreement in connection with the PIPE Transaction, pursuant to which he agreed to be subject to a lock-up for a period of 60 days following the Effective Date (July 20, 2026). The Trading Plan has a scheduled expiration date of September 30, 2026 and provides for the sale of up to a maximum of 137,356 shares of our Common Stock in the aggregate. A total of 39,856 shares of Common Stock remained to be sold under the Trading Plan prior to its suspension.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-267562) filed on September 22, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-267562) filed on December 6, 2022)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cadrenal Therapeutics, Inc. (Incorporated by reference as Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2024)
4.1	Form of New Warrant (incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2026)
4.2	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2026)
4.3	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K filed on July 1, 2026)
4.4	Form of Series C-1 Warrant (incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K filed on July 1, 2026)
4.5	Form of Series C-2 Warrant (incorporated by reference as Exhibit 4.3 to the Current Report on Form 8-K filed on July 1, 2026)
4.6	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.4 to the Current Report on Form 8-K filed on July 1, 2026)
10.1	Form of Warrant Inducement Agreement (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2026)
10.2#	Severance and Release Letter Agreement, dated June 3, 2026, between Cadrenal Therapeutics, Inc. and Matthew Szot (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2026)
10.3	Master Services Agreement, dated August 21, 2024, between the Company and Lohman & Associates, Inc. (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2026)
10.4	Statement of Work Number Five, effective as of June 25, 2026, pursuant to Master Services Agreement (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on June 29, 2026)
10.5	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2026)
10.6	Form of Registration Rights Agreement (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on July 1, 2026)
10.7#	Confidential Separation Agreement and General Release by and between Cadrenal Therapeutics, Inc. and James J. Ferguson III (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2026)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

* Filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadrenal Therapeutics, Inc.
(Registrant)

Dated: August 13, 2026	/s/ Quang X. Pham
Quang X. Pham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2026	/s/ John P. Sharp
John P. Sharp
Interim Chief Financial Officer
(Principal Financial and Interim Accounting Officer)

